Form 10QSB
period 1996-06-30
AMERECO INC
filed 1996-08-30
CIK 793376

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____ to ____

Commission File Number         0-14609

                              AMERECO, INC.
      (Exact name of Registrant as specified in its charter)

             Utah                           84-0960456
(State of other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

  680 Atchison Way, Suite 800  Castle Rock, Colorado  80104
    (Address of principal executive offices)        (Zip Code)

                         (303) 688-5160
       (Registrant's telephone number, including area code)




Check whether the Issuer (1) filed all reports required to be filed by Section
 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No      .

As of June 30, 1996, Issuer had 4,823,944 shares of common stock outstanding.
                          AMERECO, INC.
                          June 30, 1996


                                                  Page No.

PART I Financial Information:

Item 1.Financial Statements:
       Balance Sheets as of June 30, 1996
       and December 31, 1995                                    3

       Statements of Operations for the Three and
       Six Months ended June 30, 1996 and 1995                  4-5

       Statements of Stockholders' Equity
       for the Six Months ended June 30, 1996                   6

       Statements of Cash Flows for the
       Six Months ended June 30, 1996 and 1995                  7

       Notes to Financial Statements                            8-11

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of Operations           12-13
PART II

       Items 1-6 Other Information                              14

Signatures                                                      15


                              AMERECO, INC.
                         COMBINED BALANCE SHEETS
                               (UNAUDITED)


                                             Omnivest   Consolidating
                            AMERECO, Inc. Resources, Inc.Eliminating    Combined
                            June 30, 1996 June 30, 1996    Entries June 30, 1996
ASSETS:
Current assets:
 Cash in checking accounts          3,822       8,693                    12,515
 Debt retirement reserve                0   1,000,000                 1,000,000
 Receivables - trade                    0     388,043                   388,043
 Other receivables                204,918     194,162      (365,668)     33,794
 Inventories                            0   1,994,001                 1,994,001
 Prepaid expenses                  50,000      38,208                    88,208
                                  258,740   3,623,107                 3,516,561
Property and equipment, net:
 Land and improvements                  0     452,197                   452,197
 Machinery and equipment                0  13,235,451                13,235,451
 Office equipment                       0     102,396                   102,396
 Less accumulated depreciation          0   (363,267)                  (363,267)
                                        0  13,426,777                13,426,777
Other assets:
 Investment-Omnivest Resources 13,112,383           0   (13,112,383)          0
 Organization costs, net                0           0                         0         --
 Loan cost, net                         0           0                         0         --
 Pipeline, net                    188,892           0                   188,892
 Container patent                  20,000           0                    20,000
                               13,321,275           0                   208,892
                               13,580,015  17,049,884                17,152,230

LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
 Current portion of lg-tm debt    145,358   1,260,632                 1,405,990
 Accounts payable - trade          68,846     817,816                   886,662
 Other payables                   172,788      98,000      (165,000)    128,258
 Accrued salaries and taxes       421,644      93,577                   515,221
 Other accrued expenses            44,840     342,936      (200,668)    165,020
                                  853,476   2,612,961                 3,101,151

 Long-term debt                         0   2,302,329                 2,302,329

Stockholders' equity:
 Common stock                       4,824       4,502        (4,502)      4,824
 Additional paid-in capital    12,729,245  14,732,160   (13,107,881) 14,353,524
 Accumulated deficit                    0 (2,174,715)                (2,174,715)
 Current period profit (loss)      (7,530)  (427,353)                  (434,883)
                               12,726,539  12,134,594                11,748,750
                               13,580,015  17,049,884                17,152,230

                              AMERECO, INC.
                         COMBINED BALANCE SHEETS
                               (UNAUDITED)



                                            Omnivest   Consolidating
                           AMERECO, Inc. Resources, Inc. Eliminatng     Combined
                           Dec. 31, 1995 Dec. 31, 1995    Entries  Dec. 31, 1995
ASSETS:
Current assets:
 Cash in checking accounts         4,056      39,074                     43,130
 Debt retirement reserve               0   1,000,000                  1,000,000
 Receivables - trade                   0     332,014                    332,104
 Other receivables               215,070     171,354     (375,820)       10,603
 Inventories                           0   1,220,883                  1,220,883
 Prepaid expenses                      0      29,407                     29,407
                                 219,126   2,792,732                  2,636,038
Property and equipment, net:
 Land and improvements                 0     450,179                    450,179
 Machinery and equipment               0  12,675,717                 12,675,717
 Office equipment                      0      91,814                     91,814
 Less accumulated depreciation         0    (241,068                   (241,068)
                                       0  12,976,642                 12,976,642
Other assets:
 Investment-Omnivest Resources 3,926,675           0   (3,926,675)            0
 Organization costs, net               0     119,060                    119,060
 Loan cost, net                        0     262,977                    262,977
 Pipeline, net                   201,559           0                    201,559
 Container patent                 20,000           0                     20,000
                               4,148,234     382,037                    603,596
                               4,367,360  16,151,411                 16,216,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of lg-tm debt   144,108     963,504                  1,107,612
 Accounts payable-trade           68,846     714,742                    783,588
 Other payables                   33,718     152,687                    183,715
 Accrued salaries and taxes      961,544     109,428     (274,427)      796,545
 Other accrued expenses           29,251     267,905      (98,703)      198,453
                               1,237,467   2,208,266                  3,069,913

Long-term debt                         0   3,597,906                  3,597,906

Stockholders' equity:
 Common stock                      1,088           0                      1,088
 Additional paid-in capital    3,128,805  12,519,954   (3,926,675)   11,722,084
 Accumulated deficit                   0 (1,017,022)                 (1,017,022)
 Current period profit (loss)          0 (1,157,693)                 (1,157,693)
                               3,129,893  10,345,239                  9,548,457
                               4,367,360  16,151,411                 16,216,276

                                                            AMERECO, INC.
                                                    COMBINED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                         Three Months Ended June 30, 1996     Three Months Ended June 30, 1995
                                                 Omnivest       Eliminating         AMERECO/Omnivest Resources, Inc.
                               AMERECO, Inc.  Resources, Inc      Entries      Combined        Combined
Net Sales                                  0     $833,941                      $833,941        $268,410
Management fees                       22,631            0        (22,631)             0               0
Costs of Sales                             0      456,527                       456,527         211,912
Gross Profit                          22,631      377,414                       377,414          56,498

Operating Expense:
 Selling expenses                          0      140,147                       140,147          87,770
 Administrative expenses              26,632       70,805        (22,631)        74,806         167,547
 Transportation expenses                   0       21,355                        21,355               0
Total Operating Expenses              26,632      232,307                       236,308         255,317

Income (Loss) from Operations         (4,001)     145,107                       141,106        (198,819)

Other (Income) Expenses:
 Interest income                           0      (12,241)                      (12,241)              0
 Other income                              0            0                             0          (2,082)
 Interest expense                      1,418       48,082                        49,500         129,867

Total Other (Income) Expenses:         1,418       35,841                        37,259         127,785

Income (Loss) Before Depreciation,
 Amortization, and Extraordinary Items(5,419)     109,266                       103,847        (326,604)
 Depreciation and Amortization         2,111      335,023                       337,134           5,780
Loss Before Extraordinary Item and
 Cumulative Effect of Accounting
 Change                               (7,530)    (225,757)                     (233,287)       (332,384)
 Extraordinary Item - interest                     91,253                        91,253         176,279
 Cumulative Effect of Accounting Change    0      164,690                       164,690               0

Net Income (Loss)                    ($7,530)     $30,186                       $22,656       ($156,105)

Net Income (Loss) Per Share Before
 Extraordinary Item and Cumulative
 Effect of Accounting Change                                                    ($0.05)          ($0.07)
 Extraordinary Item - Interest                                                    0.02             0.04
 Cumulative Effect of Accounting Change                                           0.03             0.00
Net Income (Loss) Per Share                                                     ($0.00)          ($0.03)

Weighted average common shares for
 computing per share data                                                    4,823,944        4,736,828

                                                       AMERECO, INC.
                                           COMBINED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                        Six Months Ended June 30, 1996       Six Months Ended June 30, 1995
                                                Omnivest      Eliminating            AMERECO/Omnivest Resources, Inc.
                               AMERECO, Inc.  Resources, Inc.   Entries     Combined         Combined
Net Sales                                 $0    $1,541,603                 $1,541,603        $295,060
Management fees                       22,631             0      (22,631)            0               0
Cost of Sales                              0     1,219,753                  1,219,753         247,873

Gross Profit                          22,631       321,850                    321,850          47,187

Operating Expense:
 Selling expenses                          0       260,167                    260,167         174,108
 Administrative expense               26,632       141,211      (22,631)      145,212         324,381
 Transportation expenses                   0        43,893                     43,893               0
Total Operting Expenses               26,632       445,271                    449,272         498,489

Income (Loss) from Operations         (4,001)     (123,421)                  (127,422)       (451,302)

Other (Income) Expenses:
 Interest income                           0       (24,994)                   (24,994)           (100)
 Other income                              0        (1,749)                    (1,749)         (2,086)
 Interest expense                      1,418       195,914                    197,332         258,823
Total Other (Income) Expense           1,418       169,171                    170,589         256,637

Income (Loss) Before Depreciation,
 Amortization, and Extraordinary items(5,419)     (292,592)                  (298,011)       (707,939)
 Depreciation and Amortization         2,111       390,704                    392,815          22,623

Loss Before Extraordinary Item and
 Cumulative Effect of Accounting Change(7,530)    (683,296)                  (690,826)       (730,562)

 Extraordinary Item - interest             0        91,253                     91,253         176,279
 Cumulative Effect of Accounting Change    0       164,690                    164,690               0

Net Income (Loss)                    ($7,530)    ($427,353)                 ($434,883)      ($554,283)

Net Income (Loss) Per Share Before Extraordinary Item
 and Cumulative Effect of Accounting Change                                    ($0.14)         ($0.15)
 Extraordinary Item - interest                                                   0.02            0.04
 Cumulative Effect of Accounting Change                                          0.03            0.00
Net Income (Loss) Per Share                                                    ($0.09)         ($0.11)

Weighted average common shares for
 computing per share data                                                   4,823,944       4,736,828

                                             AMERECO, INC.
                                 Statements of Stockholders' Equity
                               For the Six Months Ended June 30, 1996
                                              (Unaudited)


                             Additional                            Total
          Common Stock                                Paid-In  Accumulated Shareholders'
    Shares            Amount                          Capital                   Deficit              Equity

Balance at December 31, 1995      1,087,806      $1,088   $10,129,678   ($7,000,873)    $3,129,893

Common stock issued to acquire
 all outstanding shares of
 Omnivest Resources, Inc.
 under conversion option          3,186,118       3,186     7,381,378            --      7,384,564

Common stock issued to retire
 note payable of
 Omnivest Resources, Inc.           490,953         491     1,216,217            --      1,216,708
Issuance of additional common stock  59,067          59        83,941            --         84,000

Net Income AMERECO, Inc.for the
 five months ended May 31, 1996                                             368,468        368,468


Reverse Purchase
 AMERECO, Inc.                                             (6,632,405)    6,632,405             --
 Omnivest Resources, Inc.                                   2,174,715    (2,174,715)            --

Net Loss for the six months ended
 June 30, 1996                  ___________    ________   ___________      (434,883)      (434,883)

Balance at June 30 1996           4,823,944      $4,824   $14,353,524   ($2,609,598)   $11,748,750

                          AMERECO, INC.
                Combined Statements  of Cash Flow
                           (Unaudited)

                                           Six Months    Six Months
                                              Ended         Ended
                                          June 30, 1996 June 30, 1995

Cash Flow from Operating Activities:
 Net Loss                                   ($434,883)    ($796,043)
 Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and amortization              526,903       212,287
 Changes in operating assets and liabilities:
   (Increase) Decrease in receivables-trade   (56,029)     (115,171)
   (Increase) Decrease in other receivables   (23,190)       25,847
   (Increase) Decrease in inventories        (773,118)     (698,752)
   (Increase) Decrease in prepaid expenses     (8,801)       15,941
   Increase (Decrease) in current portion of
      long-term debt                          298,378       (62,500)
   Increase (Decrease) in payables-trade      (46,925)     (285,679)
   Increase (Decrease) in other payables       94,540          (825)
   Increase (Decrease) in accr. sals.& taxes (281,323)      (89,381)
   Increase (Decrease) in other accr. exps.   (33,432)     (162,457)

Net cash provided (used) by operating acts.  (747,880)   (1,956,733)

Cash Flows from Investing Activities:
 Increase in property and equipment          (572,334)     (339,870)

Cash Flows from Financing Activities:
 Increase in loan costs                            --      (325,847)
 Increase in notes payable                    224,622     3,674,637
 Conversion of debt to equity              (1,216,708)   (6,931,000)
 Increase in additional paid-in capital            --     6,931,000
 Payment of long-term debt                   (303,491)      (48,301)
 Proceeds from sale of stock                2,585,176            --

Net cash provided (used) by financing acts. 1,289,599     3,390,489

Net Increase (Decrease) in cash               (30,615)    1,093,886
 Cash, beginning of period                     43,130         9,817

Cash, ending of period                        $12,515    $1,103,703







                          AMERECO, Inc.
                  Notes to Financial Statements
                          June 30, 1996


Note 1: Summary of Significant Account Policies

Operations
AMERECO, Inc. (the "Company") was organized as a Utah corporation on October 16, 1974, under the name of Norcal Chemical Corporation. The Company's name was changed to AMERECO, Inc. In June 1995. In 1986 the Company acquired through the United States Bankruptcy Court a lightweight aggregate facility located in Clay County, Georgia and acquired a sand and gravel property in Columbus, Georgia. In 1988 the Company's current management was elected. In April 1992 the Company sold the non-operating sand and gravel property utilizing the proceeds from the sale to retire indebtedness owed to creditors of the Company and creditors in the Chapter 11 proceeding. In March 1993 the Company formedand became the General Partner of Omnivest Resources, L.P. (the "Partnership") for the purpose of raising capital or financing necessary to refurbish and place into production the lightweight aggregate facility in Clay County, Georgia. The Company transferred to the Partnership all of the Company's title and interest in the lightweight aggregate facility, subject to $311,250 of Company indebtedness, in exchange for a 99.9% general partnership interest. The Company concurrently executed a Credit Agreement with C.I.S. Resources Limited Liability Company ("CIS") and Georgia Resources, Inc. ("GRI"). The Company as managing general partner of the Partnership, managed the refurbishment of the plant and currently the operation of the lightweight aggregate facility under the terms of a management agreement.

In June 1995 after Company stockholder approval of the transfer of assets to the Partnership, CIS and GRI converted the total advanced under the Credit Agreement into a 78.13% Limited Partnership interest. The Partnership then consummated a $4.5 million loan facility with an outside lender. The Company as General Partner guaranteed the loan. As a requirement for the loan, a $1.25 million Letter of Credit was obtained by GRI for the benefit of the Partnership. As consideration to GRI, the Company issued an additional 1.75% Limited Partnership Interest to GRI. With the conversion of the lenders to Limited Partners and the additional Limited Partnership interest for the Letter of Credit as collateral, the Company reduced its General Partnership interest from 99.9% to 20.02%. In addition the Partnership had capital requirements of $1.0 million which was funded by sale of additional Limited Partnership interests. The Company's ownership interest was reduced by 1.70% to 18.32%.

On June 1, 1996, in accordance with agreements previously approved by the Company's shareholders, the Limited Partners converted their respective partnership interests into shares of the Company's common stock through a reverse merger step transaction in which the business owned assets were placed in a corporation (Omnivest Resources, Inc.) which is now a wholly owned subsidiary of the Company.

Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories for the Company are stated at the lower of Cost (last-in, first-out, LIFO) or market. (See Note 9).

                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                          June 30, 1996

Note 1: Summary of Significant Accounting Policies (continued)

Property and Equipment
The Company Property and Equipment are stated at cost. Costs are depreciated using the units of production method. In addition, office furniture, equipment and a pipeline are depreciated using the straight-line method straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, all applicable costs and accumulated depreciation are retired from the accounts and any resulting gain or loss is recognized.
                             Useful Life
 Classification               In Years                 Cost
                                               6/30/96        12/31/95
 Machinery and equipment        N/A            13,235,451    12,675,717
 Office furniture & equipment   5-7               102,396        91,814
 Land and Improvements          N/A               452,197       450,179
                                               13,790,044    13,217,710
 Accumulated depreciation                       (363,267)      (241,068)
 Net                                           13,426,777    12,976,642

Income Taxes
Effective in 1992, the Company adopted the provisions of FASB Statement No. 109 "Accounting for Income Taxes", which requires the asset and liability method of accounting for income taxes.

Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding. Outstanding options are not included in the calculation of net loss per common share since their impact is anti-dilutive.

Note 2: Notes Payable

Notes payable and current portion of long-term notes at June 30, 1996 consist of the following:

Note Payable, secured by all assets owned
or hereafter acquired of Omnivest Resources,
Inc., interest rate of prime plus 2.25%
paid monthly plus $25,000 principal;
due June 15, 1997.                             $2,450,000




                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                          June 30, 1996


Note 2: Notes Payable (continued)

Note Payable, secured by all assets owned
or hereafter acquired of Omnivest Resources,
Inc., interest paid monthly with an interest rate
of prime plus 2.25%, advances under the
revolving loan shall not exceed 70% of
eligible accounts receivable and 45% of
eligible inventory; due June 15, 1997.           $907,518

Note Payable, secured by mobile equipment,
42 monthly installments of principal and
interest in the amount of $6,379; due
August 15, 1999                                  $205,443

Note payable, unsecured bearing interest
at 12% due March 31, 1997                        $ 75,000

Note payable, unsecured bearing interest
at 10% due June 30, 1996                          $26,462

Note payable, unsecured bearing interest
at 8% due September 8, 1987                        $3,896

Note payable, unsecured bearing interest
at 13%, interest paid semiannually,
due April 14, 1997                                $40,000

     Total debt                                $3,708,319
     Less current portion                       1,405,990

     Total long-term debt                      $2,302,329

Note 3: Stock Options

In June 1995 the stockholders of the Company approved a stock option plan. Under the plan, the Board of Directors may grant options for the purchase of up to 100,000 common shares. The options may be exercisable for not more than ten years and the option price must be not less than market value. Non-qualified (non-employees) may be granted options at an option price determined by a committee. At June 30, 1996 22,500 non-qualified options have been granted with an exercise price of $4.00 and an expiration year of 2001. At June 30, 1996, no options have been exercised.


                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                          June 30, 1996

Note 3:   Stock Options (continued)

Additionally, the Company granted options to officers, directors and others for their past contributions. No options have been exercised.

The following table represents these options outstanding:

                                        Exercise     Expiration
                            Granted       Price         Date

Officers and directors      400,000       $ 4.25       12/31/99
                            300,000       $ 1.50       12/31/99
                              2,500       $ 4.00         1/1/01
                              2,500       $ 4.00         7/1/01

Others                      400,000       $ 4.25       12/31/99
                             20,000       $ 4.75       12/31/99
                             17,500       $ 4.00         7/1/01

     Total                1,142,500


Note 4: Commitments and Contingencies

The Company's operations are subject to various federal, state and local laws governing protection of the environment. These laws are continually changing and in general are becoming more restrictive. The Company believes that it is in compliance with all applicable laws and regulations.

The Company has guaranteed the repayment of a loan facility to Omnivest Resources, Inc. a wholly owned subsidiary. The Principal Balance of these obligations is $3.563 million at June 30, 1996.

Note 5:   Business Combination and Changes in Majority Ownership

Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,186,118 shares of its common stock and received 100% of the common stock of Omnivest Resources, Inc. (formerly Omnivest Resources, L.P.). The business combination is reported as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. are reported for all periods presented. Operations for AMERECO, Inc. are reported from June 1, 1996, the reverse purchase date, through June 30, 1996. The purchase price approximated the fair value of the net assets acquired.




                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                          June 30, 1996


Note 6: Related Party Transactions

The Officers of the Company have accrued salaries and expenses from 1988 through 1996. The accrued salaries and expenses at June 30, 1996 were $538,743.

Note 7: Leases

The Company currently leases office space on a month-to-month basis at the rate of $2,851.53/month. Rent expense for the three months ended June 30, 1996 was $8,554.59.

Note 8: Income Taxes

The Company has loss carry-forward of $7,000,873 that may be offset against future taxable income. The carry-forward expires in 2010.

A deferred tax asset has not been reflected in the financial statements since the realization of the benefit is not assured due to the Company's past operating history.

Note 9:   Change in Accounting Method

During 1996, the Company changed its method of determining the cost of inventory from First-in, first-out (FIFO) to the last-in, first-out (LIFO) method. The Company believes the LIFO method more closely relates current costs with current revenue. The effect of the change was to decrease the loss before extraordinary items and net income for 1995 by $164,690 is a one time credit to income.

                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                          June 30, 1996

ITEM 2

Management's Discussion and Analysis or Plan of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operation during the periods included in the accompanying financial statements.

Results of Operations

AMERECO, Inc. was originally incorporated as Norcal Chemical Corporation on October 16, 1974. In January and April 1986, respectively, the Company acquired a lightweight aggregate facility and a sand and gravel property. The business of the Company has been to manage the Partnership refurbishment and start-up of the lightweight aggregate facility operation including manufacturing and marketing of lightweight aggregate used in concrete block, pre-stressed and pre-cast concrete, structural concrete, bridge floors, highway surfaces and other uses.

Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,186,118 shares of its common stock and received 100% of the common