Form 10QSB
period 1996-09-30
AMERECO INC
filed 1996-11-14
CIK 793376

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

Yes  X     No      .

As of September 30, 1996, Issuer had 4,915,780 shares of common stock outstanding.
                          AMERECO, INC.
                        September 30, 1996


                                                  Page No.

PART I Financial Information:

Item 1.Financial Statements:
       Balance Sheets as of September 30, 1996
       and December 31, 1995                                    3

       Statements of Operations for the Three and
       Nine Months ended September 30, 1996 and 1995           4-5

       Statements of Stockholders' Equity
       for the Nine Months ended September 30, 1996             6

       Statements of Cash Flows for the
       Nine Months ended September 30, 1996 and 1995            7

       Notes to Financial Statements                            8-12

Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of Operations           13-14
PART II

       Items 1-6 Other Information                              15

Signatures                                                      16


                              AMERECO, INC.
                         COMBINED BALANCE SHEETS
                               (UNAUDITED)


                                             Omnivest   Consolidating
                            AMERECO, Inc. Resources, Inc.Eliminating    Combined
                            Sept 30, 1996 Sept 30, 1996    Entries Sept 30, 1996
ASSETS:
Current assets:
 Cash in checking accounts        169,633       5,918                   175,551
 Debt retirement reserve                0   1,000,000                 1,000,000
 Receivables - trade                    0     429,067                   429,067
 Other receivables                 44,875     194,686      (203,233)     36,328
 Inventories                            0   2,051,492                 2,051,492
 Prepaid expenses                 141,836      71,173                   213,009
                                  356,344   3,752,336                 3,905,447
Property and equipment, net:
 Land and improvements                  0     453,382                   453,382
 Machinery and equipment                0  13,620,268                13,620,268
 Office equipment                       0     102,396                   102,396
 Less accumulated depreciation          0   (421,820)                  (421,820)
                                        0  13,754,226                13,754,226
Other assets:
 Investment-Omnivest Resources 13,112,383           0   (13,112,383)          0
 Organization costs, net                0           0                         0         --
 Loan cost, net                         0           0                         0         --
 Pipeline, net                    182,559           0                   182,559
 Container patent                  20,000           0                    20,000
                               13,314,942           0                   202,559
                               13,671,286  17,506,562                17,862,232

LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
 Current portion of lg-tm debt    145,983   1,358,275                 1,504,258
 Accounts payable - trade          68,846     600,115                   668,961
 Other payables                   172,788      98,000      (144,070)    126,718
 Accrued salaries and taxes       432,107     132,086                   564,193
 Other accrued expenses            48,468   1,049,986       (59,163)  1,039,291
                                  868,192   3,238,462                 3,903,421

 Long-term debt                         0   2,207,356                 2,207,356

Stockholders' equity:
 Common stock                       4,916       4,502        (4,502)      4,916
 Additional paid-in capital    12,820,989  14,732,160   (13,107,881) 14,445,268
 Accumulated deficit                    0 (2,174,715)                (2,174,715)
 Current period profit (loss)     (22,811)  (501,203)                  (524,014)
                               12,803,094  12,060,744                11,751,455
                               13,671,286  17,506,562                17,862,232

                              AMERECO, INC.
                         COMBINED BALANCE SHEETS
                               (UNAUDITED)



                                            Omnivest   Consolidating
                           AMERECO, Inc. Resources, Inc. Eliminatng     Combined
                           Dec. 31, 1995 Dec. 31, 1995    Entries  Dec. 31, 1995
ASSETS:
Current assets:
 Cash in checking accounts         4,056      39,074                     43,130
 Debt retirement reserve               0   1,000,000                  1,000,000
 Receivables - trade                   0     332,014                    332,104
 Other receivables               215,070     171,354     (375,820)       10,604
 Inventories                           0   1,220,883                  1,220,883
 Prepaid expenses                      0      29,407                     29,407
                                 219,126   2,792,732                  2,636,038
Property and equipment, net:
 Land and improvements                 0     450,179                    450,179
 Machinery and equipment               0  12,675,717                 12,675,717
 Office equipment                      0      91,814                     91,814
 Less accumulated depreciation         0    (241,068)                  (241,068)
                                       0  12,976,642                 12,976,642
Other assets:
 Investment-Omnivest Resources 3,926,675           0   (3,926,675)            0
 Organization costs, net               0     119,060                    119,060
 Loan cost, net                        0     262,977                    262,977
 Pipeline, net                   201,559           0                    201,559
 Container patent                 20,000           0                     20,000
                               4,148,234     382,037                    603,596
                               4,367,360  16,151,411                 16,216,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of lg-tm debt   144,108     963,504                  1,107,612
 Accounts payable-trade           68,846     714,742                    783,588
 Other payables                   33,718     152,687                    183,715
 Accrued salaries and taxes      961,544     109,428     (274,427)      796,545
 Other accrued expenses           29,251     267,905      (98,703)      198,453
                               1,237,467   2,208,266                  3,069,913

Long-term debt                         0   3,597,906                  3,597,906

Stockholders' equity:
 Common stock                      1,088           0                      1,088
 Additional paid-in capital    3,128,805  12,519,954   (3,926,675)   11,722,084
 Accumulated deficit                   0 (1,017,022)                 (1,017,022)
 Current period profit (loss)          0 (1,157,693)                 (1,157,693)
                               3,129,893  10,345,239                  9,548,457
                               4,367,360  16,151,411                 16,216,276

                                                            AMERECO, INC.
                                                    COMBINED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                         Three Months Ended September 30, 1996     Three Months Ended September 30, 1995
                                                 Omnivest       Eliminating         AMERECO/Omnivest Resources, Inc.
                               AMERECO, Inc.  Resources, Inc      Entries      Combined        Combined
Net Sales                                  0     $821,269                      $821,269        $314,319
Management fees                       62,661            0        (62,661)             0               0
Costs of Sales                             0      581,202                       581,202         284,874
Gross Profit                          62,661      240,067                       240,067          29,445

Operating Expense:
 Selling expenses                          0      126,895                       126,895          82,936
 Administrative expenses              67,356       66,566        (62,661)        71,261         183,231
 Transportation expenses                   0       21,932                        21,932               0
Total Operating Expenses              67,356      215,393                       220,088         266,167

Income (Loss) from Operations         (4,695)      24,674                        19,979        (236,722)

Other (Income) Expenses:
 Interest income                           0      (12,516)                      (12,516)        (16,279)
 Other income                              0            0                             0          (7,471)
 Interest expense                      4,253      106,705                       110,958         159,188
 Loss on Sale of Assets                                                                          86,135

Total Other (Income) Expenses:         4,253       94,189                        98,442         221,573

Income (Loss) Before Depreciation,
 Amortization, and Extraordinary Items(8,948)     (69,515)                      (78,463)       (458,295)
 Depreciation and Amortization         6,333        4,335                        10,668          73,231
Loss Before Extraordinary Item and
 Cumulative Effect of Accounting
 Change                              (15,281)     (73,850)                      (89,131)       (531,526)
 Extraordinary Item - interest                          0                             0               0
 Cumulative Effect of Accounting Change    0            0                             0               0

Net Income (Loss)                   ($15,281)    ($73,850)                      ($89,131)     ($531,526)

Net Income (Loss) Per Share Before
 Extraordinary Item and Cumulative
 Effect of Accounting Change                                                    ($0.02)          ($0.11)
 Extraordinary Item - Interest                                                    0.00             0.00
 Cumulative Effect of Accounting Change                                           0.00             0.00
Net Income (Loss) Per Share                                                     ($0.02)          ($0.11)

Weighted average common shares for
 computing per share data                                                    4,839,915        4,736,828

                                                       AMERECO, INC.
                                           COMBINED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                        Nine Months Ended September 30, 1996       Nine Months Ended September 30, 1995
                                                Omnivest      Eliminating            AMERECO/Omnivest Resources, Inc.
                               AMERECO, Inc.  Resources, Inc.   Entries     Combined         Combined
Net Sales                                 $0    $2,362,872                 $2,362,872        $656,185
Management fees                       85,292             0      (85,292)            0               0
Cost of Sales                              0     1,800,955                  1,800,955         579,552

Gross Profit                          85,292       561,917                    561,917          76,633

Operating Expense:
 Selling expenses                          0       387,062                    387,062         264,991
 Administrative expense               93,988       207,777      (85,292)      216,473         476,232
 Transportation expenses                   0        65,825                     65,825               0
Total Operating Expenses              93,988       660,664                    669,360         741,223

Income (Loss) from Operations         (8,696)      (98,747)                  (107,443)       (664,590)

Other (Income) Expenses:
 Interest income                           0       (37,510)                   (37,510)        (15,535)
 Other income                              0        (1,749)                    (1,749)         (8,654)
 Interest expense                      5,671       302,619                    308,290         396,640
 Loss on Sale of Asset                     0             0                          0          86,135
Total Other (Income) Expense           5,671       263,360                    269,031         458,586

Income (Loss) Before Depreciation,
 Amortization and Extraordinary items(14,367)     (362,107)                  (376,474)     (1,123,176)
 Depreciation and Amortization         8,444       395,039                    403,483          76,854

Loss Before Extraordinary Item and
 Cumulative Effect of Accounting Change(22,811)   (757,146)                  (779,957)     (1,200,030)
 Extraordinary Item - interest             0        91,253                     91,253         176,279
 Cumulative Effect of Accounting Change    0       164,690                    164,690               0

Net Income (Loss)                   ($22,811)    ($501,203)                 ($524,014)    ($1,023,751)

Net Income (Loss) Per Share Before Extraordinary Item
 and Cumulative Effect of Accounting Change                                    ($0.16)         ($0.26)
 Extraordinary Item - interest                                                   0.02            0.04
 Cumulative Effect of Accounting Change                                          0.03            0.00
Net Income (Loss) Per Share                                                    ($0.11)         ($0.22)

Weighted average common shares for
 computing per share data                                                   4,823,944       4,736,828

                                             AMERECO, INC.
                                 Statements of Stockholders' Equity
                             For the Nine Months Ended September 30, 1996
                                              (Unaudited)


                             Additional                            Total
          Common Stock                                Paid-In  Accumulated Shareholders'
    Shares            Amount                          Capital                   Deficit              Equity

Balance at December 31, 1995      1,087,806      $1,088   $10,129,678   ($7,000,873)    $3,129,893

Common stock issued to acquire
 all outstanding shares of
 Omnivest Resources, Inc.
 under conversion option          3,186,118       3,186     7,381,378            --      7,384,564

Common stock issued to retire
 note payable of
 Omnivest Resources, Inc.           490,953         491     1,216,217            --      1,216,708
Issuance of additional common stock  59,067          59        83,941            --         84,000

Net Income AMERECO, Inc.for the
 five months ended May 31, 1996                                             368,468        368,468


Reverse Purchase
 AMERECO, Inc.                                             (6,632,405)    6,632,405             --
 Omnivest Resources, Inc.                                   2,174,715    (2,174,715)            --

Issuance of additional common stock 91,836          92         91,744            --         91,836
Net Loss for the nine months ended
 September 30, 1996              ___________    ________   ___________     (524,014)      (524,014)

Balance at Sept 30, 1996          4,915,780      $4,916   $14,445,268   ($2,698,729)   $11,751,455

                          AMERECO, INC.
                Combined Statements  of Cash Flow
                           (Unaudited)

                                          Nine Months    Nine Months
                                              Ended         Ended
                                          Sept 30, 1996 Sept 30, 1995

Cash Flow from Operating Activities:
 Net Loss                                   ($524,014)  ($1,023,751)
 Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and amortization              581,789       293,706
 Changes in operating assets and liabilities:
   (Increase) Decrease in debt retirement           0    (1,000,000)
   (Increase) Decrease in receivables-trade   (97,053)     (153,980)
   (Increase) Decrease in other receivables   (25,724)       24,137
   (Increase) Decrease in inventories        (830,609)     (862,388)
   (Increase) Decrease in prepaid expenses   (183,602)       10,357
   Increase (Decrease) in current portion of
      long-term debt                          396,646       (62,500)
   Increase (Decrease) in payables-trade     (114,627)     (268,513)
   Increase (Decrease) in other payables      (56,997)       40,175
   Increase (Decrease) in accr. sals.& taxes (232,352)      (85,462)
   Increase (Decrease) in other accr. exps.   840,838      (102,966)

Net cash provided (used) by operating acts.  (245,705)   (3,191,185)

Cash Flows from Investing Activities:
 Increase in property and equipment          (958,336)     (689,104)

Cash Flows from Financing Activities:
 Increase in loan costs                            --      (325,847)
 Increase in notes payable                    224,622     4,582,235
 Conversion of debt to equity              (1,216,708)   (6,931,000)
 Increase in additional paid-in capital            --     6,931,000
 Payment of long-term debt                   (398,464)     (274,870)
 Proceeds from sale of stock                2,727,012            --

Net cash provided (used) by financing acts. 1,336,462     3,981,518

Net Increase (Decrease) in cash               132,421       101,229
 Cash, beginning of period                     43,130         9,817

Cash, ending of period                       $175,551      $111,046







                          AMERECO, Inc.
                  Notes to Financial Statements
                        September 30, 1996


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

                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                         September 30, 1996

Note 1: Summary of Significant Accounting Policies (continued)

Property and Equipment
The Company Property and Equipment are stated at cost. Costs are depreciated using the units of production method. In addition, office furniture, equipment and a pipeline are depreciated using the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, all applicable costs and accumulated depreciation are retired from the accounts and any resulting gain or loss is recognized.
                             Useful Life
 Classification               In Years                 Cost
                                                9/30/96        12/31/95
 Machinery and equipment        N/A            13,620,268    12,675,717
 Office furniture & equipment   5-7               102,396        91,814
 Land and Improvements          N/A               453,382       450,179
                                               14,176,046    13,217,710
 Accumulated depreciation                        (421,820)     (241,068)
 Net                                           13,754,226    12,976,642

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

Note 2: Notes Payable

Notes payable and current portion of long-term notes at September 30, 1996 consist of the following:

Note Payable, secured by all assets owned
or hereafter acquired of Omnivest Resources,
Inc., interest rate of prime plus 2.25%
paid monthly plus $25,000 principal;
due June 15, 1997.                             $2,375,000




                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                       September 30, 1996


Note 2: Notes Payable (continued)

Note Payable, secured by all assets owned
or hereafter acquired of Omnivest Resources,
Inc., interest paid monthly with an interest rate
of prime plus 2.25%, advances under the
revolving loan shall not exceed 70% of
eligible accounts receivable and 45% of
eligible inventory; due June 15, 1997.           $999,051

Note Payable, secured by mobile equipment,
42 monthly installments of principal and
interest in the amount of $6,379; due
August 15, 1999                                  $191,580

Note payable, unsecured bearing interest
at 12% due March 31, 1997                        $ 75,000

Note payable, unsecured bearing interest
at 10% due June 30, 1996                          $27,087

Note payable, unsecured bearing interest
at 8% due September 8, 1987                        $3,896

Note payable, unsecured bearing interest
at 13%, interest paid semiannually,
due April 14, 1997                                $40,000

     Total debt                                $3,711,614
     Less current portion                       1,504,258

     Total long-term debt                      $2,207,356

Note 3: Stock Options

In June 1995 the stockholders of the Company approved a stock option plan. Under the plan, the Board of Directors may grant options for the purchase of up to 100,000 common shares. The options may be exercisable for not more than ten years and the option price must be not less than market value. Non-qualified (non-employees) may be granted options at an option price determined by a committee. At September 30, 1996, 22,500 non-qualified options have been granted with an exercise price of $4.00 and an expiration year of 2001. At September 30, 1996, no options have been exercised.


                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                        September 30, 1996

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

The Company has guaranteed the repayment of a loan facility to Omnivest Resources, Inc. a wholly owned subsidiary. The Principal Balance of these obligations is $3.374 million at September 30, 1996.

Note 5:   Business Combination and Changes in Majority Ownership

Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,186,118 shares of its common stock and received 100% of the common stock of Omnivest Resources, Inc. (formerly Omnivest Resources, L.P.). The business combination is reported as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. are reported for all periods presented. Operations for AMERECO, Inc. are reported from June 1, 1996, the reverse purchase date, through September 30, 1996. The purchase price approximated the fair value of the net assets acquired.




                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                        September 30, 1996


Note 6: Related Party Transactions

The Officers of the Company have accrued salaries and expenses from 1988 through 1996. The accrued salaries and expenses at September 30, 1996 were $580,443.

Note 7: Leases

The Company currently leases office space on a month-to-month basis at the rate of $2,851.53/month. Rent expense for the three months ended September 30, 1996 was $8,554.59.

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

                          AMERECO, Inc.
            Notes to Financial Statements (continued)
                       September 30, 1996

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

Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,186,118 shares of its common stock and received 100% of the common stock of Omnivest Resources, Inc. (formerly Omnivest Resources, L.P.). The business combination is reported as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. are reported for all periods presented. Operations for AMERECO, Inc. are reported from June 1, 1996, the reverse purchase date, through September 30, 1996.

Nine Months Ended September 30, 1996 as Compared to the Nine Months Ended September 30, 1995.

The company had operating revenue of $2,362,872 for the nine month period ended September 30, 1996 as compared to $656,185 in 1995. This revenue increase indicates the lightweight aggregate sales operation continues to expand and with the expansion the related cost per unit will continue to decline. The gross profit percentage increased from 12% in September 1995 to 24% in September 1996 with sales increasing by 360%. The Company anticipates the market and the demand for the product to continue to increase but not at the rate reflected above because of the start-up nature during the nine month period ended September 30, 1996.

Operating expenses have decreased by 10% from $741,223 in 1995 to $669,360 in 1996. The decrease is primarily due to administrative personnel becoming involved in production with a portion of the salaries being allocated accordingly.

Interest expense declined from $396,640 in 1995 to $308,290 in 1996. This decline was primarily due to the conversion of $1,216,000 in debt to equity.

Seasonal Effect on Operations

Due to the Company's lack of operating history, the Company has minimal historical data to calculate the seasonal affect on sales and production. The Company expects sales will experience some decline in growth of aggregate demand due to weather conditions and holiday periods. The primary months that should be affected are November through February for the construction industry.

Liquidity and Capital Resources

The Company had total assets of $17,862,232 at September 30, 1996 and $16,216,276 at December 31, 1995. The Company's cash balance at September 30, 1996 was $175,551. The cash used by operations was primarily due to a necessary increase in accounts receivable and inventory levels and was funded by additional equity investment through the sale of limited partnership interests which were converted to common stock on May 31, 1996.



                         AMERECO, INC.

                  PART II - OTHER INFORMATION

Item 1     Legal Proceedings

           None

Item 2     Changes in Securities

           None

Item 3     Defaults Upon Senior Securities

           None

Item 4     Submission of Matters to a Vote of Security Holders

           None

Item 5     Other Information

           None

Item 6     Exhibits and Reports on Form 8-K


                       Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERECO, Inc.



Date: November 12, 1996   By:________________________________________-
                          Kenneth W. Tribbey
                          Executive Vice President and
                          Chief Financial Officer