Form 10KSB
period 1996-12-31
AMERECO INC
filed 1997-07-15
CIK 793376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                               FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [No Fee Required]

                For the fiscal year ended December 31, 1996
                      Commission File Number: 0-14609

                               AMERECO, INC.
            (Exact Name of registrant as specified in its charter)
                 Utah                          84-0960456
       (State of incorporation)       (IRS Employer Identification No.

                       680 Atchison Way, Suite 800
                          Castle Rock, CO  80104
                              (303) 688-5160
    (Address, including zip code, and telephone number, including area code of Registrant's executive offices)

      Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on
                                           which registered
        None                                     None

      Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been
subject to such filing  requirements for the past 90 days. Yes  X   No___

Check if disclosure of delinquent filers in response to Item405 of Regulation S-B is not contained in this form, and no disclosure will be contained,to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-KSB or any amend-ment to this Form 10-KSB.[x]

Issuer's revenues for its most recent fiscal year:  $3,017,182

The number of shares of the Registrant held by non-affiliates as of December 31, 1996, was 1,614,540. For purposes of this report, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant as of that date. For internal accounting pur-poses, Registrant has determined fair market value per share as of such date was $1.00, and were such amount to have been reflected in an active market, the aggregate value of Common Stock held by non-affiliates as of such date would have been $1,614,540. As of December 31, 1996, Registrant had 5,007,616 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                          Page 1 of 53.


           Table of Contents and Cross Reference Sheet


Part I
                                                           Page No.
Item 1  Description of Business                                1
Item 2  Properties                                             5
Item 3  Legal Proceedings                                      5
Item 4  Submission of Matters to a Vote of
        Security Holders                                       6

Part II

Item 5  Market for Common Equity and Related
        Shareholder Matters                                    6
Item 6  Management's Discussion and Analysis or
        Plan of Operations                                     6
Item 7  Financial Statements                                   8
Item 8  Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure                 8

Part III

Item 9  Directors, Executive Officers and Compliance
        with Section 16(a) of the Exchange Act                 9
Item 10 Executive Compensation                                11
Item 11 Security Ownership of Certain Beneficial
        Owners and Management                                 14
Item 12 Certain Relationships and Related Transactions        15
Item 13 Exhibits and Reports on Form 8-K                      20


















PART I

ITEM 1.  Description of Business

The Company

Amereco, Inc. (including its wholly owned subsidiary, the "Company") was organized as a Utah corporation on October 16, 1974 under the name of Norcal Chemical Corporation. The Company's name was changed to Amereco,Inc. in June 1995. The Company conducted no significant activities until 1984, when, in August, it acquired all the outstanding stock of Kal-O-Mine Resources, Inc., a Colorado corporation. Currently, the Company's lightweight aggregate manufacturing business operations are conducted through Omnivest Resources, Inc., a Georgia corporation which is a wholly owned subsidiary of the Company ("ORI").

Business of the Company

The Company, through ORI, is engaged in the operation of the lightweight aggregate manufacturing facilities. These facilities are situated on a 462-acre parcel with associated manufacturing facilities and equipment. The property is adjacent to the Chattahoochee River, which is 7 miles south of
Fort Gaines,  Georgia and  180 miles  southwest  of Atlanta, Georgia.   Rail
transportation is expected to be available for shipment of lightweight aggregate to customers and delivery of coal from suppliers by the Georgia
Southwestern Railroad  in Georgetown, Georgia.   An Army Corps  of Engineers
permit allows the construction of a barge dock that would allow ORI to ship product to customers along the Chattahoochee River and other customer locations on river systems that are navigable from the Gulf of Mexico. ORI estimates that the cost to construct the dock facility would be approximately $250,000. During 1996, most of the finished material was shipped by indep-
endent truckers.   With market  area expansion, the  use of  rail and  barge
delivery will increase significantly in future years.

ORI's manufacturing plant and associated buildings are situated on approxi-mately 20 acres of the 462 parcel. The plant's equipment primarily consists of crushers, conveyor systems, a 235' long x 14' diameter kiln, sizing equipment, loading equipment, transportation vehicles and various items of environmental protection equipment.

The aggregate is produced from clay that is removed from surface out-croppings and conveyed to the manufacturing plant. The clay is crushed into raw material that is processed in the rotary kiln. The resulting product (lightweight aggregate) is an expanded, porous, hard material that is then sized for customer specifications. The ultimate production capacity of the plant is approximately 691,000 cubic yards (438,000 tons) of lightweight aggregate per year. While the Company operated at approximately 50% of full capacity in 1996, it expects to exceed 1996 production levels in 1997.

After the clay is processed through the production facilities, the resulting lightweight aggregate is used in the manufacture of concrete construction materials. Justification for lightweight concrete materials usage lies principally in reduced weight without loss of strength and durability in the concrete, improved thermal insulation and fire retardant qualities. Light-weight aggregate is used in concrete block (masonry), structural concrete, roofing material, ceiling and floor systems, load-bearing walls, prestressed and pre-cast concrete, bridge floors and highway surfaces.

ORI's initial marketing strategy for its lightweight aggregate has focused on concrete block manufacturers and structural aggregate customers located within a 300-mile radius of its maunfacturing facility inclusive of Atlanta, Columbus, Macon and Albany, Georgia, Birmingham and Montgomery, Alabama and Florida markets from Pensacola to Tampa.

ORI has recently entered into an important joint venture arrangement with Florida Mining and Materials, Inc., "FMM", a major business unit and wholly owned subsidiary of Southdown, Inc., to blend and market lightweight aggregate material to the Florida concrete masonry industry. The joint venture, known as Alliance Materials Company, LLC, ("Alliance Materials"),is owned equally by FMM and ORI. Alliance Materials was formed to capitalize on the strengths of its owners. FMM is an industry leader in the production of and sales of readymix concrete and concrete masonry units. FMM also has the exclusive rights to all of the Aardelite(TM), a pelletized lightweight aggregate made from a coal by-product, produced by a third party producer in Florida. ORI produces Omnilite(TM) at its newly reconstructed facility which is the closest source of high quality expanded lightweight aggregate material to the state of Florida. Alliance Materials blends the lower cost Aardelite(TM) material, which by itself cannot meet the same performance standards as the Omnilite(TM) material, with Omnilite(TM) to make a cost competitive high quality aggregate product sold as "Allite(TM)".

Competition

Other products used for the manufacture of lightweight concrete products with which Omnivest Resources, Inc.'s (ORI) lightweight aggregate will compete include bottom ash, which is a by-product of coal-fired power plants and volcanic pumice. Manufacturers of concrete blocks and other concrete materials require consistency in the lightweight materials mixed with the concrete in order to maintain a uniform mix formula. The Company believes that bottom ash and volcanic pumice often do not provide this required consistency, making the use of a relatively uniform product such as ORI's clay aggregate desirable. Additionally, bottom ash and volcanic pumice are generally more abrasive than lightweight clay aggregate. Some customers which have somewhat less stringent quality standards or requirements may be attracted to bottom ash and volcanic pumice on the basis of perceived lower costs and greater availability than ORI's lightweight aggregate.

Omnivest Resources, Inc. will also compete with other manufacturers who produce a lightweight clay or shale aggregate and which also market their products in the marketing radius initially targeted by the Company for ORI's aggregate. These competing companies include Big River Industries, Livingston, Alabama and Irwinville, Louisiana; Solite(TM), Albemarle, North Carolina and Stalite(TM), Gold Hill, North Carolina. Each of these competitors is well capitalized and has a national reputation and est-ablished marketing organizations. Nevertheless, the Company's management believes that the qualities, availability and price of the Company's products will permit the Company to compete effectively.

Government Regulation

Omnivest Resources, Inc.'s operations are subject to various federal, state and local regulations regarding environmental matters, land use and zoning. Such regulations generally relate to air and water quality and other aspects of environmental control and employee safety. ORI has all necessary federal, state and local permits required to produce, transport and market the light-weight aggregate from the present facilities.

The requirements imposed by governmental authorities applicable to ORI's proposed operations are costly and time consuming. In the future, such requirements may potentially restrict ORI's lightweight aggregate manufac-turing operations or delay or limit expansion. Future legislation designed to protect the environment and health and safety considerations, as well as future interpretations of existing laws, may require substantial increases in operating costs as well as delays and interruptions. As with any resource based industry, the Company cannot reliably predict the effect of changes in federal, state and local legislation, regulation or interpretations on its future operations.

Historic Financing Activities and 1996 Partnership Interest Conversion

In 1986, the United States Bankruptcy Court for the Middle District of Georgia approved the Plan of Reorganization (the "Plan")of Camp Lightweight, Inc., a Georgia corporation ("Lightweight"), which provided for the sale to the Company of Lightweight's aggregate manufacturing assets and operations conducted on a 462-acre parcel located in Clay County, Georgia. The principal activities of the Company and its management from 1987 through 1993 were involved with complicated legal proceedings with respect to the Plan in the Chapter 11 proceedings, to obtain clear title to Lightweight's assets which would permit financing for the Company's proposed lightweight aggregate manufacturing operations.

In February 1993, the Bankruptcy Court reaffirmed its 1986 Order approving Lightweight's Plan with the result that the Company received ownership and unencumbered title to Lightweight's aggregate manufacturing facilities, to-gether with licenses, construction and operating rights, government permits and approximately 462 acres of land in Clay County, Georgia.

In March 1993, the Company formed and became the general and managing partner of Omnivest Resources, L.P.("ORLP" or "the Partnership"). ORLP was
merged into a wholly owned subsidiary of the Company in June of 1996.   ORLP
had been formed to attract needed capital to refurbish the lightweight aggregate production facilities in Clay County, Georgia, to commence manu-facturing operations. The Company transferred the aggregate manufacturing facilities acquired under the Plan into ORLP. Under a Management Agreement,
the Company controlled and managed ORLP, as managing partner.   On March 30,
1993, the Company and ORLP entered into a Credit Agreement with Omnivest International Financial Services, Inc.("Omnivest" now "Cathay Global Invest-ments, Inc." or "Cathay"),C.I.S. Resources Limited Liability Company ("CIS") and Georgia Resources, Inc.("GRI") (GRI and CIS, collectively, "Lenders"). The Credit Agreement permitted the Lenders to convert debt to partnership interests, and further permitted the limited partners to convert their limited partnership interests into shares of the Common Stock of the Company.

As of December 31, 1994, pursuant to the Credit Agreement, and a subsequent amendment to the Credit Agreement, the Lenders had advanced $6.931 million to ORLP under the Credit Agreement. Those loan proceeds were utilized to refurbish the aggregate manufacturing facilities contributed by the Company to ORLP in order to commence operations. Substantially all refurbishment activities were completed in October 1994 and the Partnership commenced operations during the fourth quarter of 1994. In addition, GRI had committed $1.200 million in working capital funds to ORLP.

The loans to ORLP under the Credit Agreement were secured by all of the assets conveyed by the Company and repayment was guaranteed by the Company. In addition, the loans were guaranteed by Messrs. Steven H. Miller and Kenneth W. Tribbey, officers and directors of the Company. Messrs. Miller and Tribbey's guarantees were secured by the pledge of 106,520 shares of the Company's shares beneficially owned by a company affiliated with such officers, together with options previously granted to such officers to purchase a total of 400,000 shares of the Company's common stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Under the Partnership Agreement and the Credit Agreement, both as amended, the Lenders were permitted to convert all, but not less than all, of the advances to ORLP under the Credit Agreement into a 50.9% Limited Partnership Interest for the first $3.996 million and up to an additional 27.67% Limited Partnership Interest if the additional $3 million provided by the amended Credit Agreement was advanced and converted. As of December 31, 1994,$2.935 million had been advanced above the $3.996 million. On June 15, 1995, the Lenders converted $6.931 million in indebtedness to 78.13% Limited Partner-ship ownership interest. Also in June 1996, one of the limited partners was issued 1.75% limited partnership interest as consideration for posting a $1.25 million letter of credit as collateral for a partnership loan agreement. Conversion of the indebtedness to limited partnership interests occurred after a majority of the Company's shareholders approved the trans-fer by the Company of its lightweight aggregate manufacturing facilities to ORLP contemplated by the Partnership Agreement. At the time of such shareholder approval, the Company's shareholders were informed that the partnership interests were convertible to shares of the Company's Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The Partnership Agreement, as amended, permitted the first $3.996 million convertible into 50.9% Limited Partnership Interest to convert into a like percentage of the restricted Common Stock of the Company to be outstanding after giving effect to such conversion. Any additional Limited Partnership Interest resulting from the conversion of advances in excess of the $3.996 million (a total of $2.935 million for 27.23% limited partnership interest) was convertible into shares of the Company's restricted Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Conversion of all the limited partnership interests into shares of the Common Stock of the Company was consummated on June 1,1996, when the Company completed a step transaction in which it issued 3,677,071 shares of its common stock to the former limited partners of ORLP and received 100% of the common stock of Omnivest Resources, Inc. (formerly "ORLP"), in connection with a merger of Omnivest Resources with and into ORLP, Inc., a wholly owned subsidiary of the Company. The business combination is reported as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. ("ORI") are reported for all periods presented. Operations for AMERECO, Inc. are reported from June 1, 1996, the reverse purchase date, through December 31, 1996. The Board of Directors determined that the purchase price approximated the fair value of the net assets acquired. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

But for the financing received in connection with the formation and subse-quent borrowing activities of ORLP, the Company could not have proceeded with refurbishment of its facilities and commencement of the aggregate manu-facturing operations. Subsequent to the June 1, 1996 acquisition, the Company has continued to manage the aggregate facility and business of ORI under the Management Agreement between the Company and ORI, with ORI having ORLP's former rights, duties and obligations. ORI and the Company have continued to borrow funds from related parties and certain of such debt is secured by the Company's shares in ORI. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

On April 18, 1997 the Company completed the long awaited debt refinancing with First Federal Savings Bank of Southwest Georgia, for which it had received a loan commitment in July of 1996. The term loan is for 15 years for $5,000,000 with monthly amortization of $54,713 principal and interest with the interest rate adjusted quarterly based on a weighted average Bond Equivalent Rate during the prior quarter. The effective interest rate on April 18, 1997 was 10.32%. The collateral for the loan is equipment, fix-tures, all real property owned by the Company and a $500,000 Certificate of Deposit. In addition, a federal rural development program guarantees appro-ximately 80% of the outstanding indebtedness under the loan facility at any time. $3,000,000 of the proceeds of such loan from First Federal Savings Bank of Southwest Georgia was used to pay the balance of a term loan with Congress Financial Corporation("Congress") and pay down the revolving credit with Congress to approximately $1.1 million. Approximately $382,000 was used to repay indebtedness to an unrelated corporation and $378,000 was used to repay a portion of the Company's indebtedness to Cathay Global Investments, Inc., a corporation controlled by Mr. Wei Ming Lu, who holds approximately 65% of the Common Stock of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Approximately $832,000 of the First Federal Savings Bank of Southwest Georgia loan remains available for acquisition of capital equipment and improvements to facilities. The remainder of the loan proceeds has been used to pay current indebtedness to trade creditors and service providers.

Employees

Other than its two executive officers, the Company had no other employees as of the date of this Report. ORI has 56 employees as of the date of this Report. ORI employees are not considered to be employees of the Company. The Company also hires outside professional consultants to handle certain technical aspects of the Company's business operations. Management believes that this type of contracting for professional and administrative services is an economical and practical means for the Company to obtain such services at this time.

ITEM 2.  Properties

The Company's executive and administrative offices are located at 680 Atchison Way, Suite 800, Castle Rock, Colorado, 80104. These premises consist of approximately 5,000 square feet and are rented from a non-affiliate for $2,918 per month on a month-to-month basis.The Company through its subsidiary Omnivest Resources, Inc. owns 462 acres of land, which includes 32,400 square feet of improved area. The property is collateral for approximately $5.0 million in Company obligations, including a remaining balance of available credit of $832,000,which may be used to acquire capital equipment and make facility improvements. See also ITEM 1(d), "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "Subsequent Events."

ITEM 3.  Legal Proceedings

Other than the routine litigation of disputed claims of certain contractors, customers, and suppliers to ORI concerning operation of ORI's manufacturing facilities, the Company is not a party to, nor is any of its property subject to, any material pending legal proceeding, and the Company knows of no material legal proceeding contemplated or threatened against it. Manage-ment believes that all such disputed contractor, customer and supplier claims will be resolved in the normal course of business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the year ended December 31, 1996, the Company's shareholders voted for election of directors and ratification of selection of accountants at a meeting held June 28, 1996. No nominated director received less than 90% of the vote of the holders of outstanding shares of the Company's Common Stock.


PART II


ITEM 5.  Market for Common Equity and Related Shareholder Matters

In the past, the Company's common stock has been sporadically traded in the over-the-counter market and from time to time occasional quotations have appeared in the National Quotation Bureau's "pink sheets." At December 31, 1996, an extremely limited trading market existed and accordingly no meaningful market information was available.

As of December 31, 1996, there were 977 record holders of the Company's common stock.

As of January 1996, the Company's common stock is quoted on the OTC Bulletin Board under the stock symbol "AMRM" and CUSIP number 02360P-10-4.

The Company has paid no cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the Company's growth. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.For additional information concerning restrictions on the Company's ability to pay dividends, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operation during the periods included in the accompanying financial statements.

Results of Operations

AMERECO, Inc. (the "Company") was originally incorporated as Norcal Chemical Corporation on October 16, 1974. In January and April 1986, respectively, the Company acquired a lightweight aggregate facility and a sand and gravel property. The business of the Company has been to manage the subsidiary's refurbishment and start-up of the lightweight aggregate facility operation including manufacturing and marketing of lightweight aggregate used in concrete block, pre-stressed and pre-cast concrete, structural concrete, bridge floors, highway surfaces and other uses.

Year Ended December 31, 1996, as Compared to Year Ended December 31, 1995

AMERECO consolidated with its subsidiary, ORI, recognized losses of $2,176,396 in 1996 compared to $1,157,693 in 1995. This increase in losses was primarily attributed to the write-off of $831,309 in organization and loan costs with the conversion of all the limited partnership interest into shares of common stock of the Company. In addition, the accounting change from FIFO to LIFO increased cost of sales by $292,032 for 1996. The Company's sales increased $1.7 million in 1996 or a 130% increase. The Company anticipates the loss from operations to decline substantially both from continued increase in sales volume and from operations of ORI and from anticipated reduction of production costs on a per unit basis due from better efficiency and longer run times of production.

General and administrative cost increased by 28% from $101,463 in 1995 to $130,173 in 1996. The increase was due to the establishment of a $32,146 reserve to allow for doubtful accounts of ORI's trade receivables in 1996.

Prior to the conversion, Georgia Resources,Inc. did not exercise its right for payment of interest for the continued benefit of the Partnership. The accrued interest of $91,253 through the date of conversion was forgiven.

During the current year interest expense decreased by 25% as a result of principal payments and conversion of debt to an equity investment in the Company's Common Stock.

Seasonal Effect on Operations

Due to the Company's relatively brief operating history, the Company has minimal historical data to calculate the seasonal effect on sales and prod-uction. With regard to the ORI operation, it can be expected that sales will experience some decline in growth of aggregate demand due to weather conditions and holiday periods. The primary months which are expected to be affected by possible seasonality in the Company's business are November through February, traditionally slow months for the construction materials industry in general.

Liquidity and Capital Resources

The Company had total assets of $17,139,244 at December 31, 1996, and $16,216,276 at December 31, 1995. The Company's cash balance at year-end was $39,040. With no material change in cash between years, the increase in working capital was primarily a result of inventories increasing approx-imately $400,000.

The Company had only long-term debt obligations of $116,559 at December 31, 1996. The long-term debt obligation at December 31, 1995, for ORI was $2,300,000. The decrease in long-term debt was due primarily to all term debt now being classified as a current liability. Part of the increase in current debt was related party indebtedness. See "Certain Relationships and Related Transactions." On April 18, 1997 the Company completed debt re-financing with First Federal Savings Bank of Southwest Georgia. The term loan is for 15 years for $5,000,000 with monthly amortization of $54,713 principal and interest with the interest rate adjusted quarterly based on a weighted average Bond Equivalent Rate during the prior quarter.

The Company has a loss carry forward of $9,177,269, which may be used to offset future taxable income until 2011. The deferred tax asset is not reflected in the Company's financial statements, since realization of any benefit is not assured in view of the Company's operating history.










ITEM 7.  Financial Statements

See pages F-1 through F-7 for this information.


                      Index to Financial Statements
                              Amereco, Inc.

                                                                  Page

Independent Auditors Report                                        F-2

Consolidated Balance Sheet as of December 31, 1996                 F-3

Statements of Operations for the Years
   Ended December 31, 1996 and 1995                                F-4

Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended December 31, 1996 and 1995           F-5

Statements of Cash Flows for the Years
   Ended December 31, 1996 and 1995                                F-6

Notes to Financial Statements                                      F-7

Schedules to the financial statements are omitted as the required information is inapplicable or presented in the financial statements or related notes.









ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

The Company's Board of Directors has engaged the accounting firm of Mason Russell West, LLC as independent certified public accountants for the Company for the fiscal year ended December 31, 1996. The Company's Board of Directors made the decision to engage Mason Russell West, LLC based upon the recommendation of management and after selection of such accountants was ratified by vote of the Company's shareholders at the annual meeting. The Company has no audit or similar committee. The Company did not consult with Mason Russell West,LLC. with regard to any matter concerning the application of accounting principles to any specific transaction, either contemplated or proposed, or to the type of audit opinion that might be rendered with regard to the Company's financial statements included with this Report.
There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent accountants of the type requiring disclosure hereunder.


PART III


ITEM 9. Directors, Executive Officers and Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and ages of the Company's directors and executive officers and the positions they held with the Company as of December 31, 1996. All directors are elected at the annual meeting of shareholders to serve one year or until their successors are elected and qualified. Vacancies on the Board which occur in the interim between meetings of the Company's shareholders may be filled by vote of the remain-ing directors. The executive officers of the Company are elected annually, and serve at the discretion of the Board of Directors. Each executive officer of the Company holds office until a successor is duly elected and qualified, death or resignation or removal in the manner provided by the Company's Bylaws.

                                                               Director
Name                      Age   Position                        Since

Steven H. Miller          47    President, Chief Executive
                                Officer and Director            8/88

Kenneth W. Tribbey        49    Executive Vice President,
                                Chief Financial Officer,
                                Assistant Secretary,
                                Treasurer and Director          8/88

Frederick V. Miale, Jr.*  44    Director and Secretary          6/96

James E. Waldrop *        50    Director and Assistant
                                Secretary                       6/96

Michael E. Dee *          44    Director and Assistant
                                Secretary                       6/96

* Effective February 26, 1997, Messrs. Miale, Waldrop and Dee simultan-eously tendered their resignations as directors and officers of both the Company and ORI, to facilitate the deliberation of the Board of Directors on transactions involving the shareholders which had nomin-ated such directors to the Board. The remaining Directors elected Craig Gunter, former President of the Company and a director until June 1996, to hold the position until the next annual meeting. Mr. Gunter resumed service on the Board of Directors on February 28, 1997.

No director serves as a member of the board of directors of any other company that has a class of securities registered under the Securities Exchange Act of 1934 or which is registered as an investment company under the Investment Company Act of 1940. There are no family relationships between any of the directors and executive officers. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Messrs. Miale, Waldrop and Dee were recommended to the Board of Directors by Georgia Resources, Inc. and C.I.S. Resources,L.L.C., and at the time of such nominations all such persons were employed by firms under common control with GRI and CIS, but did not serve as officers or directors of either of them.

Biographical Information

Steven H. Miller. Mr. Miller has been the President and Chief Executive Officer of the Company and a member of its Board of Directors since August
1988, and has served as President and Chief Executive Officer of the Company's wholly owned subsidiary, Omnivest Resources, Inc., a Georgia corporation, since such corporation's formation in June 1996. Mr. Miller has been licensed to practice law in the state of Colorado since 1975. From 1981 until 1988, Mr. Miller was president and a director of TREK Exploration Company, a Colorado corporation involved in oil and gas exploration and operations. From 1970 to 1981 Mr. Miller was employed in various positions of increasing responsibility with The Gates Rubber Company, a diversified company with annual sales internationally in excess of $1 billion. Positions held included: Senior Financial Analyst; Manager of Corporate Financial Services; House Counsel and Assistant Secretary, Labor Counsel; Director of Corporate Employee Relations; Plant Superintendent - Wrapped Hose Prod-ucts Division. Mr. Miller has been an officer, director and co-owner, since December 1986, of Ventures Plus, Inc., a Colorado corporation. Until June 1996, Mr. Miller was a member of the management committee of Omnilite Resources Limited Liability Company, a Colorado limited liability company, formerly the special limited partner of Omnivest Resources, L.P., a Georgia limited partnership. The Company was the managing general partner of Omnivest Resources, L.P. Since 1988, Mr. Miller has been a member of the executive committee of The MidCities Company, a Colorado general partnership engaged in the development of residential, commercial and retail property in Boulder, Colorado. Mr. Miller received a Bachelor of Science degree in Business Administration from the University of Colorado in Boulder,Colorado in 1971 and Juris Doctorate degree in 1974 from the University of Denver, College of Law, Denver, Colorado. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Kenneth W. Tribbey. Mr. Tribbey has been Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and a member of the Board of Directors of the Company since August 1988, and has served in such positions in the Company's ORI subsidiary since that corporation's formation in June 1996. Until June 1996, Mr. Tribbey has been a member of the manage-ment committee of Omnilite Resources Limited Liability Company, a Colorado limited liability company, which was the special limited partner of Omnivest Resources, L.P., a Georgia limited partnership. From 1982 to 1988, Mr. Tribbey served as executive vice president of finance and treasurer of TREK Exploration Company, Englewood, Colorado. Mr. Tribbey has been a certified public accountant in the state of Colorado since 1976. Mr. Tribbey received his B.S./B.A. degree in Accounting from the University of Denver, Denver, Colorado in 1974. From 1974 to 1977, he was an accountant with Siecke, Newman & Company, certified public accountants, Denver, Colorado, where he was involved with audits of small to medium-sized public and private companies. From 1977 to 1982, Mr. Tribbey was president of Tribbey, Almirall, Inc., certified public accountants located in Denver, Colorado, where he was primarily involved with closely held corporations and public reporting companies engaged in the construction, oil and gas, manufacturing and distribution industries. Mr. Tribbey has been an officer, director and co-owner of Ventures Plus, Inc., a Colorado corporation, since 1986 and serves as a member of the executive committee of The MidCities Company since 1988. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Frederick V. Miale, Jr. Mr. Miale served as a director and secretary of the Company from June 18, 1996 to February 26, 1997. Mr. Miale resigned from the Board of Directors to facilitate its review of transactions involving his former employer. Mr. Miale graduated with highest distinction from the University of Rhode Island, and has attended graduate college at the University of Colorado at Boulder, completing three years toward a Master of Arts degree. Mr. Miale is a Certified Financial Planner. Mr. Miale is the founder and currently serves as the Chief Executive Officer of Omnivest Financial Services Network, Inc.,and is President and a director of Omnivest International, Inc. and Omnivest Americas, Inc. In addition, Mr. Miale serves as a director of America's Steak Experts, Inc., Omnivest Inc., PSF Limited Liability Company, Omnivest Realty, Inc., OP International SA de CV, and Omnivest Asia-Pacific, Inc. Mr. Miale was recommended to the Board of Directors for nomination as a Director by Georgia Resources, Inc. and C.I.S. Resources, L.L.C., which in the aggregate hold 3,068,631 shares, comprising 63.61% of the currently outstanding common stock of the Company. Mr. Miale is not presently a shareholder, member, director, or officer of either C.I.S.Resources, L.L.C. or Georgia Resources, Inc. and is no longer a share-holder, officer, director or employee of the former Omnivest International, Inc. which is now named Cathay Global Investments, Inc. See "CERTAIN RELAT-IONSHIPS AND RELATED TRANSACTIONS."

James E. Waldrop. Mr. Waldrop served as a director and assistant secretary of the Company from June 18, 1996 to February 26, 1997. Mr. Waldrop resigned from the Board of Directors to facilitate Board review of transactions involving entities in common control with his employer. Mr. Waldrop attended Miami University(of Ohio), receiving a Bachelor of Science degree in systems analysis in 1968. Later, Mr. Waldrop earned a Masters in Business Adminis-tration from the University of Colorado in 1975, having been selected as the 1975 Outstanding Information Systems Graduate Student by the Denver Chapter of the Society of Management Information Systems. After graduation from Miami University, Mr. Waldrop was an officer in the United States Air Force on active duty until 1975. Thereafter, Mr. Waldrop was employed as a management systems analyst with TRW, Inc. in Redondo Beach, California. From 1976 to 1980, Mr. Waldrop was Manager of Application Systems for KN Energy, an oil and gas exploration and pipeline transmission firm in Denver, Colorado. Thereafter, Mr. Waldrop was Director of Information Systems for Hamilton Oil Corporation in Denver, Colorado. From 1984 until 1994, Mr. Waldrop held a variety of increasingly responsible positions in Pulte Home Corporation. In 1987 he became President of ICM Mortgage Corporation, a mortgage bank wholly owned by Pulte Home Corporation. In 1991, Mr. Waldrop was promoted to Division President of one of that corporation's residential construction divisions. In 1994, Mr.Waldrop joined Omnivest International, Inc. as Executive Vice President and Chief Operating Officer. Mr. Waldrop is a retired U.S. Air Force Reserve Officer, holding the permanent rank of Lieutenant Colonel. Since 1988, Mr.Waldrop has served on the University of Colorado at Colorado Springs School of Business Advisory Council. Since 1989, he has also served on the President's Advisory Council of Miami University of Ohio. Mr. Waldrop was recommended to the Board of Directors for nomination as a Director by Georgia Resources,Inc. and C.I.S. Resources, L.L.C., which in the aggregate hold 3,068,631 shares, comprising 63.61% of the currently outstanding common stock of the Company. Mr. Waldrop was not at the time of his election a shareholder, member, director, or officer of either C.I.S. Resources, L.L.C. or Georgia Resources, Inc. Mr. Waldrop was employed by a firm which is in common control with CIS and GRI. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Michael E. Dee. Mr. Dee served as a director and assistant secretary of the Company from June 18, 1996 to February 26, 1997. Mr. Dee resigned from the Board of Directors to facilitate Board review of transactions involving entities in common control with his employer. Mr. Dee received a Bachelor of Science degree, with a major in accounting, from the University of Colorado, Boulder, in 1973. Upon graduation, Mr. Dee joined Arthur Andersen & Co.'s Audit Division in Denver, Colorado as a staff auditor, and was later promoted to Audit Senior and Manager. Mr. Dee became a Certified Public Accountant in 1976. In 1979, Mr.Dee joined Hamilton Brothers Oil Company, Denver, Colorado as Controller of its crude oil and petroleum products trading and reselling subsidiary. In 1981, Mr. Dee founded, with two other individuals, Crestone Energy Corporation, a privately held oil and gas exploration company in Denver, Colorado. Mr. Dee served as that corp-oration's Vice President of Finance until sale of his interest in the firm in 1983. In 1983, Mr. Dee joined Pulte Home Corporation as Controller and Secretary of its mortgage banking subsidiary ICM Mortgage Corporation, headquartered in Greenwood Village, Colorado. Later, Mr. Dee was promoted to Senior Vice President of Finance and Chief Financial Officer and Senior Vice President - Operations. Mr.Dee served as a member of ICM Mortgage Corporation's Executive Committee. In 1995, Mr.Dee joined Omnivest Inter-national, Inc. as Senior Vice President of Finance. Mr. Dee is a member of the American Institute of CPA's and the Colorado Society of CPA's. Mr. Dee was recommended to the Board of Directors for nomination as a Director by Georgia Resources, Inc. and C.I.S.Resources, L.L.C., which in the aggregate hold 3,068,631 shares, comprising 63.61% of the currently outstanding common stock of the Company. Mr. Dee is not presently a shareholder, director, or officer of either C.I.S. Resources,L.L.C. or Georgia Resources, Inc. Mr. Dee is employed by a firm which is in common control with CIS and GRI. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Board of Director Appointment February 28, 1997

Craig E. Gunter. Mr.Gunter has served as a director since February 28, 1997. Previously, he served as a member of the Company's Board of Directors from November 1984 to June 28, 1996,and as president from November 1984 to August 1988. Mr. Gunter is an owner,director and corporate secretary of A&T Produc-tion,Inc.,Denver, Colorado, and has been employed with that company in those positions since March 1986. A&T Production, Inc. is engaged in oil and gas exploration. From February 1980 to March 1984,Mr.Gunter was self-employed as a consulting geologist in Aurora, Colorado. Upon resignation of the above Directors, Mr. Gunter was elected by the then remaining members of the Board of Directors, and resumes services as a director on February 28, 1997, to serve until the election and qualification of his successor or the next annual meeting of shareholders. Mr. Gunter's share ownership is not reflected in the chart of beneficial ownership as of December 31, 1996, be-cause he was not then a director. Mr. Gunter holds 28,700 shares of the Common Stock of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own 10% or more of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and stock-holders owning 10% or more of the Company's common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on review of the copies of such Forms furnished to the Company, or written representations that no Forms 5 were required to be filed by such persons, the Company believes that with respect to the Company's fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and persons who own 10% or more of the Company's common stock have been complied with, although several of such persons' filings were not timely filed.

ITEM 10. Executive Compensation

The table set forth below shows certain compensation information for services rendered in all capacities during the stated fiscal years ended December 31, by Steven H. Miller, the Chief Executive Officer, and Kenneth
W. Tribbey, Executive Vice President and Chief Financial Officer. No other executive officer has salary and bonus which in fiscal 1996 exceeded $100,000. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                      Summary Compensation Table

                              Annual Compensation
Name and                                                  Other Annual
Principal                                                 Compensation
Position                  Year      Salary       Bonus(s)        $

Steven H. Miller          1994     $120,000       None         None
President and Chief      *1995     $120,000       None         None
Executive Officer        *1996     $120,000       None         None

Kenneth W. Tribbey        1994     $120,000       None         None
Executive Vice           *1995     $120,000       None         None
President/Chief          *1996     $120,000       None         None
Financial Officer/
Assistant Secretary
and Treasurer


                      Long-Term Compensation Awards

                               Restricted               Payouts       Other
Name and                         Stock                   LTIP        Compen-
Principal                       Award(s)     Options/   Payouts      sation
Position                Year       $         SARs(#)       $            $

Steven H. Miller        1994     None         None       None          $ _
President and Chief    *1995     None       150,000      None            _
Executive Officer      *1996     None         None       None            _

Kenneth W. Tribbey      1994     None         None       None          $ _
Executive Vice         *1995     None       150,000      None            _
President/Chief        *1996     None         None       None            _
Financial Officer/
Assistant Secretary
and Treasurer


* Salaries from 1995 and 1996 totalling $90,000, divided equally between Messrs. Miller and Tribbey, have been accrued for future payment by the Company.

Subject to any changes which may be made by the Board of Directors in the future, the contemplated cash remuneration to be paid to Mr. Miller and Mr. Tribbey, as executive officers of the Company, during the fiscal year ending December 31, 1997, except as noted below, is approximately the same as that paid during the fiscal year ended December 31, 1996.

Indebtedness of the Company to Messrs. Miller and Tribbey for $400,000 in unpaid compensation was forgiven in January 1996. Subsequently, in March 1997, Messrs. Miller and Tribbey agreed to subordinate receipt of any pay-ments in respect to approximately $425,000 in unpaid compensation prior to January 1995, until repayment of the Company's obligations under related party indebtedness to one or more entities affiliated with Mr. Wei-Ming Lu. Payment of the pre-1995 unpaid salaries cannot begin until ORI produces profits under a specified formula and then payments will occur in equal installments over the succeeding 36 months. In addition, when all salaries have been paid in respect to 1995, 1996 and through the current date and all money advanced by Messrs. Miller and Tribbey have been repaid, Messrs. Tribbey and Miller have agreed to defer one-third of their monthly salary until ORI produces profits under the same formula as stated provided the Company has sufficient working capital. Such compromise of claims and deferral of payment of previously unpaid salaries may have a detrimental effect upon the Company's ability to retain the services of such officers, but has been required by the related party lender as a condition of the credit facility.

Options Grants in the Last Fiscal Year

No stock options were granted to an officer of the Company during fiscal year ended 1996.

Set forth below is information with respect to the unexercised options to purchase the Company's common stock granted during fiscal years ended December 31, 1992 and 1995, held by Messrs. Steven H. Miller and Kenneth W. Tribbey at December 31, 1996.

         Aggregate Option Exercises in Last Fiscal Year
                    and FY-End Option Values
                                                              Value of
                                                               Unexer-
                                                Number of       cised
                                                 Unexer-       In-the-
                                                  cised         Money
                                                 Options       Options
                                                    at            at
                                                  FY-End        FY-End
                       Shares                      (#)           ($)
                      Acquired                    Exer-         Exer-
                         on         Value        cisable/      cisable/
                      Exercise     Realized       Unexer-       Unexer-
Name                     (#)          ($)         cisable       cisable

Steven H. Miller          _            _        350,000/0       0/0(1)

Kenneth W. Tribbey        _            _        350,000/0       0/0(1)

(1)At December 31, 1996, there was limited market for the Company's common stock; and, accordingly, options held by the named officers have no value and are not in-the-money.

All of the options heretofore granted to Messrs. Miller and Tribbey, and all shares currently held of record by either of them have been pledged to secure indebtedness of the Company to one or more related parties controlled by Mr. Wei-Ming Lu. Such pledge of options and shares may be detrimental to the incentives to enhance Company performance normally considered to be achieved by the grant of employee stock options, but has been required by the related party lender as a condition of the credit facility.

Compensation of Directors

The Company has made no cash compensation to its directors for their services in such capacity, but such individuals are reimbursed for expenses incurred related to attendance at meetings of the Board of Directors.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1996, the names and addresses of each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock and the percentage owned based on the total number of shares of common stock outstanding and vested options as of such date. The table also lists beneficial ownership of common stock by each of the named executive officers and directors and by all directors and officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by it, him or her.

                                   Amount and       Percent of Shares
                                    Nature of        of Common Stock
Name and Address                   Beneficial        Outstanding and
of Beneficial Owner                 Ownership        Vested Options(1)

Steven H. Miller                    449,123 (2)           8.4%
9104 North Corral Lane
Castle Rock, CO 80104

Kenneth W. Tribbey                  448,679 (3)           8.4%
6880 South Pike Place
Larkspur, CO 80118

James H. Waldrop                    313,849 (4)           6.1%
28318 Targhee Lane
Evergreen, CO 80438

Michael E. Dee                      233,729 (5)           4.5%
7843 S. Locust Court
Englewood, CO 80112

Frederick V. Miale, Jr.             224,062 (6)           4.4%
6401 S. Boston St., Unit C-206
Englewood, CO 80111

Ventures Plus, Inc.                 897,802 (7)          15.7%
680 Atchison Way, Suite 800
Castle Rock, CO 80104

All executive officers and        1,196,064 (8)          20.0%
directors as a group (5
persons)
    ----------------               ----------          ----

Wei Ming Lu                       3,384,941 (9)          65.0%
3898 S. Eagle Street
Aurora, CO 80014

Fu-Mei Lu                         3,384,941 (10)         65.0%
3898 S. Eagle Street
Aurora, CO 80014

Chih-Fen Lu                         897,802 (11)         25.12%
13963 E. Grand Ave.
Aurora, CO 80015

Chih-Hui Lu                       1,285,172 (12)         25.0%
3898 S. Eagle Street
Aurora, CO 80014

Earl Wing                         1,293,060 (13)         25.12%
13963 E. Grand Ave.
Aurora, CO 80015

Georgia Resources, Inc.           2,017,188 (14)         40.28%
1401 17th Street, Penthouse
Denver, CO 80202

Cathay Global Investments, Inc.     233,729 (15)          4.5%
1401 17th Street, Suite 1520
Denver, CO 80202

WML Services Corporation          2,250,571 (16)         42.7%
1401 17th Street, Penthouse
Denver, CO 80202

C.I.S. Resources Limited
  Liability Co.                   1,051,443 (17)         21.0%
1401 17th Street, Penthouse
Denver, CO 80202

Continental Integrated
  Services, Inc.                  1,051,443 (18)         21.0%
1401 17th Street, Penthouse
Denver, CO 80202

Chih-Ru Lu                        1,051,443 (19)         21.0%
3898 S. Eagle Street
Aurora, CO 80014

Chih-Chi Lu                       1,051,443 (19)         21.0%
3898 S. Eagle Street
Aurora, CO 80014

Chung-Ching Lu                    1,051,443 (19)         21.0%
3898 S. Eagle Street
Aurora, CO 80014

Pei-Yu                            1,051,443 (19)         21.0%
3898 S. Eagle Street
Aurora, CO 80014

(1) As adjusted for the exercisable options held by identified owner. See table "Options Exercised in Fiscal Year and Year End Values." Due to aggregation of interests held by related parties in more than one entry, total will exceed 100%.

(2) Represents 29,869 shares owned of record and a presently exercisable option to purchase up to 200,000 and 150,000 shares of common stock at $4.25 and $1.50 per share, respectively. Also includes one-half of 138,508 shares owned beneficially in the name of Ventures Plus, Inc. Mr. Miller is an officer,director and 50% owner of Ventures Plus, Inc. and, therefore, may be deemed to be a beneficial owner of one-half of the shares held by it. The shares and options held of record by Mr. Miller have been pledged to secure indebtedness of the Company to one or more affiliates of Mr. Wei Ming Lu.

(3) Represents 29,425 shares owned of record and a presently exercisable option to purchase up to 200,000 and 150,000 shares of common stock at $4.25 and $1.50 per share, respectively. Also includes one-half of 138,508 shares owned beneficially in the name of Ventures Plus, Inc. Mr. Tribbey is an officer, director and 50% owner of Ventures Plus, Inc. and, therefore, may be deemed to be a beneficial owner of one-half of the shares held by it. The shares and options held of record by Mr. Tribbey have been pledged to secure indebtedness of the Company to one or more affiliates of Mr. Wei Ming Lu.

(4) Mr. Waldrop holds options to acquire 80,000 shares of the Company's common stock, with an exercise price of $4.25 per share. Mr. Waldrop is a director of Cathay Global Investments, Inc. and is deemed beneficial owner of the Company's 93,729 shares of common stock and 140,000 options to acquire common stock held by Cathay Global Invest-ments, Inc. See 15 herein. No shares are attributed in this chart to Mr. Waldrop with respect to share ownership by entities controlled by Mr. Wei Ming Lu as to which Mr. Waldrop is neither a director,managing member or officer.

(5) Mr. Dee holds no shares or options to acquire shares of the Company's common stock. Mr. Dee is a director of Cathay Global Investments, Inc. and is accordingly deemed beneficial owner of the Company's 93,729 shares and 140,000 options to acquire common stock held by Cathay Global Investments, Inc. No shares are attributed in this chart to Mr. Dee with respect to share ownership by entities controlled by Mr. Wei-Ming Lu as to which Mr. Dee is not a director, managing member, or officer. See 15 herein.

(6) Represents 10,333 shares of the Company's common stock and presently exercisable options to acquire 60,000 shares of the Company's common stock with an exercise price of $4.25. Mr. Miale until his resignation effective December 31, 1996 was President, Director and a 25% share-holder of Cathay Global Investments,Inc.,f/k/a Omnivest International, Inc. and is accordingly deemed beneficial owner of 93,729 shares and 60,000 options to acquire common stock held by Cathay Global Invest-ments, Inc. Mr. Miale's relationship with Cathay Global Investments, Inc. and Mr.Wei Ming Lu terminated prior to certain transactions which are included in shares attributable to Messrs. Waldrop and Dee. No shares are attributed in this chart to Mr. Miale with respect to share ownership by entities controlled by Mr. Wei Ming Lu as to which Mr. Miale is neither a director, managing member, or officer. See No. 15 herein.

(7) Represents 138,508 shares beneficially owned in the name of Ventures Plus, Inc., 59,294 shares owned by Steven H. Miller and Kenneth W. Tribbey and options to purchase up to 700,000 shares,in the aggregate, held by Messrs. Miller and Tribbey, which options are immediately exercisable. Messrs. Miller and Tribbey are the officers, directors and sole shareholders of Ventures Plus, Inc.

(8) Represents 138,508 shares beneficially owned in the name of Ventures Plus, Inc., 59,294 shares owned by Steven H. Miller and Kenneth W. Tribbey, 4,533 shares owned by Mr. Miale, 93,729 shares deemed bene-ficially owned by Mr. Waldrop and Mr. Dee, and options to purchase up to 900,000 shares, in the aggregate, held or deemed beneficially owned by Messrs. Miller, Tribbey, Waldrop, Dee and Miale,which options are immediately exercisable.

(9) Represents exercisable options to acquire 60,000 shares of the Company's common stock with an exercise price of $4.25 per share. Also includes the following of which Mr. Wei Ming Lu is deemed beneficial owner:

      (A) 2,629 shares owned by Riverbank Resources, L.L.C. of which Mr. Lu has a 2.9% ownership interest in 90,667 shares owned by Riverbank Resources, L.L.C.;

      (B) 1,547 shares owned by Cenote L.L.C. of which Mr. Lu has a 5.8% ownership interest in 26,667 shares owned by Cenote L.L.C.;

      (C) 1,893 shares owned by Cenote L.L.C. of which Omnivest Americas, Inc. has a 7.1% ownership in 26,667 shares owned by Cenote L.L.C. which is owned 100% by Cathay Global Investments, Inc., which in turn Mr. Lu has an 82% voting control through WML Services Corporation and certain off-shore entities;

      (D) 91,836 shares owned by Cathay Global Investments, Inc. ("CGII") which Mr. Lu controls 82% of the voting stock through WML Services Corporation and certain off-shore entities. CGII has options to purchase 140,000 shares of the Company's common stock with an exercise price of $4.25 per share;

      (E) 2,017,188 shares owned by Georgia Resources, Inc. which Mr. Lu controls by his 100% ownership of WML Services Corporation through certain off-shore entities;

      (F) 1,051,443 shares owned by C.I.S. Resources Limited Liability Company which Mr. Lu controls by reason of his patriarchal position and financial relationships with the Lu Family Investors who own 77.8% of the equity and who constitute 7 of 9 Directors.

      (G) 10,517 shares held in the name of his wife Fu-Mei Lu. Mr. Lu is deemed beneficial owner by reason of their marital relationship.

      (H) 7,888 shares held in the name of his daughter Chih-Fen Lu. Mr. Lu is deemed beneficial owner by reason of his patriarchal position and financial relationship.

      The shares attributed to Mr. Lu in this chart include none of the shares and options pledged by Messrs. Miller and Tribbey to one or more entities controlled by him to secure indebtedness of the Company. See Notes (2) and (3).

(10) Represents 10,517 shares owned by Riverbank Resources, L.L.C. which Fu-Mei Lu has an 11.6% ownership interest in 90,667 shares owned by Riverbank Resources, L.L.C. In addition, Fu-Mei Lu is Wei-Ming Lu's wife and therefore his ownership is attributable to her. See 9 herein.

(11) Represents 7,888 shares owned by Riverbank Resources, L.L.C. which Chih-Fen Lu has 8.7% ownership interest in 90,667 shares owned by Riverbank Resources, L.L.C. Chih-Fen Lu is a director of Continental Integrated Services, Inc., a 99.9% owner of C.I.S. Resources, L.L.C. and therefore all 1,051,443 shares owned by C.I.S. Resources, L.L.C. is attributed to her. Chih-Fen Lu is Earl Wing's wife and therefore is beneficial ownership of his beneficial ownership of CGII 93,729 shares and 140,000 options to purchase shares of the Company's common stock, as a director of CGII.

(12) Chih-Hui Lu is a Director of Continental Integrated Services, Inc., 99.9% owner of C.I.S. Resources and therefore all 1,051,443 shares owned by C.I.S. Resources is attributed to her. Chih-Hui Lu is a Director of Cathay Global Investments, Inc.and is accordingly deemed beneficial owner of 93,729 shares of common stock and 140,000 options to acquire common stock held by Cathay Global Investments, Inc.

(13) Mr. Wing is a Director of Cathay Global Investments, Inc. and therefore, deemed a beneficial owner of 93,729 shares and 140,000 options to acquire common stock held by Cathay Global Investments,Inc. Chih-Fen Lu is Earl Wing's wife and therefore her ownership is attributable to him. See No. 11 herein.

(14) Represents 2,017,188 shares of the Company's common stock received in the business combination of Omnivest Resources, Inc.(formerly Omnivest Resources, L.P.) and the Company. Georgia Resources, Inc.'s voting stock is controlled 100% by Wei-Ming Lu through WML Services, Inc. and certain off-shore entities. Wei-Ming Lu's other interests are not aggregated with Georgia Resources, Inc. for purposes of this chart. Subsequent to December 31, 1996, Georgia Resources,Inc. was granted 500,000 options in connection with a loan to the Company. See
      "Subsequent Events." Subsequent to December 31, 1996, Georgia Resources, Inc. was granted 500,000 options and issued 166,700 shares as "arrangement fees" in connection with a loan to the Company. See "Subsequent Events." See No. 9 herein.

(15) Represents 91,836 shares of common stock owned by Cathay Global Investments, Inc. and 1,893 shares owned by Omnivest Americas, Inc. which owns 7.1% of Cenote Inc., owner of 26,667 shares. In addition, Cathay Global Investments, Inc. has options to purchase 140,000 shares of the Company's common stock with an exercise price of $4.25 per
      share.   Mr. Wei-Ming Lu  controls  Cathay  Global  Investments,  Inc.
      through WML Services, Corporation and certain off-shore entities. Mr. Wei-Ming Lu controls 82% of the voting stock of Cathay Global Invest-ments, Inc. through his ownership of 99.9% of WML Services Corporation and is a member of the Board of Directors of Cathay Global Investments, Inc. Mr.Wei-Ming Lu's other interests are not aggregated with Cathay
      Global Investments, Inc., for purposes  of this chart.   Cathay Global
      Investments, Inc. is included herein although its holdings aggregate constitute less than 5% of the Company,for reasons of its relationship to Mr. Wei-Ming Lu. See No. 9 herein.

(16) Represents 2,017,188 owned beneficially through a 100% ownership interest in Georgia Resources, Inc. and 91,836 shares owned by Cathay Global Investments, Inc. which WML Services Corporation owns 82% of the equity. Also included are 1,547 shares owned through a 5.8% owner-ship interest in Cenote and 1,893 shares owned by 100% interest in Omnivest Americas,Inc. which in turn owns 7.1% interest of Cenote's 26,667 shares. WML Services Corporation is owned 100% by Mr. Wei-Ming Lu through certain off-shore entities. Mr. Wei-Ming Lu's other interests are not aggregated with WML Services Corporation, for pur-poses of this chart. See No. 9 herein.

(17) Represents 1,051,443 shares owned directly by C.I.S. Resources Limited Liability Company. Mr. Wei-Ming Lu controls C.I.S. Resources by reason of his patriarchal position and financial relationship with respect to the Lu family investors who own 77.8% of the Continental Integrated Services, Inc. which own 99.7% of C.I.S. Resources Limited Liability Company. Mr. Wei-Ming Lu's other interests are not aggregated with C.I.S. Resources Limited Liability Company,for purposes of this chart. See No. 9 herein.

(18) Represents 1,051,443 shares of the Company's common stock owned beneficially by Continental Integrated Services, Inc. through a 99.97% ownership interest in C.I.S. Resources Limited Liability Company. Mr. Wei-Ming Lu controls Continental Integrated Services, Inc. by reason of his patriarchal position and financial relationship with respect to the Lu family investors who own 77.8% of the equity. Mr. Wei-Ming Lu's other holdings are not aggregated with the holdings of Resources Limited Liability Company, for purposes of this chart.

(19) Chih-Ru Lu, Chih-Chi Lu, Chung-Ching Lu and Pei-Yu are all beneficial owners of the Company's common stock due to their positions as vice presidents and directors of Continental Integrated Services, Inc. which owns 99.97% of C.I.S. Resources Limited Liability Company which owns 1,051,443 shares of common stock in the Company.


ITEM 12. Certain Relationships and Related Transactions

In 1986, the United States Bankruptcy Court for the Middle District of Georgia approved the Plan of Reorganization (the"Plan") of Camp Lightweight, Inc., a Georgia corporation ("Lightweight"), which provided for the sale to the Company of Lightweight's aggregate manufacturing assets and operations conducted on a 462-acre parcel located in Clay County, Georgia.The principal activities of the Company and its management from 1987 through 1993 were involved with complicated legal proceedings with respect to the Plan in the Chapter 11 proceedings, to obtain clear title to Lightweight's assets which would permit financing for the Company's proposed lightweight aggregate manufacturing operations.

In February 1993, the Bankruptcy Court reaffirmed its 1986 Order approving Lightweight's Plan with the result that the Company received ownership and unencumbered title to Lightweight's aggregate manufacturing facilities, together with licenses, construction and operating rights,government permits and approximately 462 acres of land in Clay County, Georgia.

In March 1993, the Company formed and became the general and managing partner of Omnivest Resources, L.P. ("ORLP" or the"Partnership"). ORLP was merged into a wholly owned subsidiary of the Company in June of 1996. ORLP had been formed to attract needed capital to refurbish the lightweight aggregate production facilities in Clay County, Georgia, to commence manu-facturing operations. The Company transferred the aggregate manufacturing facilities acquired under the Plan into ORLP.

Under a Management Agreement, the Company controlled and managed ORLP, as managing partner. From 1993 to the present, the Company has managed the facilities and operations of ORLP and its successor ORI under a Management Agreement, which provides for compensation to the Company for the services of its personnel in management of the manufacturing operations. The initial two year term of the Management Agreement expired March 31, 1995, and since such time the Management Agreement has been extended under an automatic renewal term on a year by year basis. The Management Agreement permits up to 48 additional 1-year periods unless terminated by the Company or ORI, upon 30 days' prior written notice.

The Management Agreement provides for payment to the Company of a base fee of $20,000 per month. The Agreement entitles the Company, as managing partner, to a quarterly profit bonus of 4.5% of ORLP's profit,if any, during the term of the Agreement. Mr. Steven H. Miller and Mr. Kenneth W. Tribbey are responsible for the Company's activities under the Management Agreement, and, as such, pursuant to their employment contracts, receive the benefit of the health, disability and life insurance coverage, quarterly profit bonus and severance payments under the Agreement at ORI's expense. In the event of termination of the Agreement for any reason other than the commission of an intentional felony by the Company, as manager, or the Company's removal as manager pursuant to the termination provisions of the Management Agreement, the Company is entitled to the following severance payments: (1) an amount equal to the monthly base management fee for the preceding six months, plus the sum of the quarterly performance bonuses earned during such six-month period;and(2) quarterly payments for five years from the date of termination equal to one-half of the average quarterly performance bonus for the two quarters prior to the termination.

On March 30, 1993, the Company and ORLP entered into a Credit Agreement with Omnivest International Financial Services, Inc. ("Omnivest" now "Cathay Global Investments, Inc." or "Cathay"), C.I.S. Resources Limited Liability Company ("CIS")and Georgia Resources, Inc.("GRI")(GRI and CIS, collectively, "Lenders"). The Credit Agreement permitted the Lenders to convert debt to partnership interests, and further permitted the limited partners to convert their limited partnership interests into shares of Common Stock of the Company.

As of December 31, 1994, pursuant to the Credit Agreement, and a subsequent amendment to the Credit Agreement, the Lenders had advanced $6.931 million to ORLP under the Credit Agreement. Those loan proceeds were utilized to refurbish the aggregate manufacturing facilities contributed by the Company to ORLP in order to commence operations. Substantially all refurbishment activities were completed in October 1994 and the Partnership commenced operations during the fourth quarter of 1994. In addition, GRI had committed $1.200 million in working capital funds to ORLP.

The loans to ORLP under the Credit Agreement were secured by all of the assets conveyed by the Company and repayment was guaranteed by the Company. In addition, the loans were guaranteed by Messrs. Steven H. Miller and Kenneth W. Tribbey, officers and directors of the Company. Messrs. Miller and Tribbey's guarantees were secured by the pledge of 106,520 shares of the Company's shares beneficially owned by a company affiliated with such officers, together with the pledge of options previously granted to such officers to purchase a total of 400,000 shares of the Company's common stock.

Under the Partnership Agreement and the Credit Agreement, both as amended, the Lenders were permitted to convert all, but not less than all, of the advances to ORLP under the Credit Agreement into a 50.9% Limited Partnership Interest for the first $3.996 million and up to an additional 27.67% Limited Partnership Interest if the additional $3 million provided by the amended Credit Agreement was advanced and converted. As of December 31, 1994, $2.935 million had been advanced above the $3.996 million. On June 15, 1995, the Lenders converted $6.931 million in indebtedness to a 78.13% Limited Partnership ownership interest. The lenders did not exercise their right for payment of interest under the Credit Agreement for the continued benefit of the Partnership. The ORLP indebtedness so converted was accounted for as a capital contribution. Conversion of the indebtedness to limited partner-ship interests occurred after a majority of the Company's shareholders approved the transfer by the Company of its lightweight aggregate manufactu-ring facilities to ORLP contemplated by the Partnership Agreement. At the time of such shareholder approval, the Company's shareholders were informed that the partnership interests were convertible to shares of the Company's Common Stock.

Upon the conversion of the lenders to Limited Partners and the additional limited partnership interest for the Letter of Credit collateral,the Company on June 15, 1995, reduced its General Partnership ownership interest from 99.9% to 20.02%. The resulting ORLP partnership equity increased by $6.931 million.

The Partnership Agreement, as amended, permitted the first $3.996 million convertible into 50.9% Limited Partnership Interest to convert into a like percentage of the restricted Common Stock of the Company to be outstanding after giving effect to such conversion. Any additional Limited Partnership Interest resulting from the conversion of advances in excess of the $3.996 million (a total of $2.935 million for 27.23% limited partnership interest) was convertible into shares of the Company's restricted Common Stock.

But for the financing received in connection with the formation and subse-quent borrowing activities of ORLP, the Company could not have proceeded with refurbishment of its facilities and commencement of the aggregate manu-facturing operations.

On June 15, 1995, the Partnership consummated a $4.5 million loan facility with a lender unrelated to the Company or any affiliate. Loans pursuant to such credit facility were secured by all the real, personal and intangible assets of ORLP. In addition, the Company as General Partner, guaranteed the above loan. As a requirement for the loan, a $1.25 million Letter of Credit was obtained from an affiliate of certain limited partners, for the benefit of ORLP.

Also in June 1995, WML Services Corporation,which holds interests in several of former limited partners and is 100% owned by Mr. Wei-Ming Lu posted a $1.25 million letter of credit as collateral for indebtedness of ORLP to a third party lender. As consideration to GRI for arranging such letter of credit, an additional 1.75% limited partnership interest was issued to GRI from the Company. The Company issued options to Omnivest International to purchase up to 400,000 shares of the Company's common stock exercisable at $5.50 per share reduced to $4.25 per share at June 2, 1996. The options were granted to Omnivest International as compensation for acting as Agent for the Lenders in connection with the Borrowing by ORLP. The options are exercisable until December 31, 1999, and were granted after approval by the Company's shareholders of the transfer of the Company's lightweight aggregate manufacturing facilities and related assets to ORLP. In connection with such approval, the Company's shareholders were informed regarding the contents of the Partnership Agreement and the proposed options.

On September 21, 1995, the Company's Board of Directors approved two-year employment contracts with Messrs. Miller and Tribbey. The duties, compen-sation, bonus calculation, benefits and severance under such contracts are materially the same as the employment agreement they have been operating under since March 1993. The Company's Board of Directors currently antici-pates that such agreements will be renewed automatically at the expiration of the two year term.

In January 1996 Messrs. Miller and Tribbey forgave $200,000 each of the pre-viously unpaid salary, for the benefit of the Company and to improve its balance sheet for purposes of future transactions.

Messrs. Miller and Tribbey have been employed in their current capacities with the Company since 1988. For Messrs. Miller's and Tribbey's successful efforts in connection with the Chapter 11 proceedings and their deferral of a subportion of their salaries since 1988, the Company granted 200,000 options each to purchase common stock of the Company on November 10, 1992, with an exercise price of $5.50 per share, subsequently reduced to $4.25 per share, and exercise date prior to December 31, 1999. With net accrued salaries still outstanding and no foreseeable means of payment in the near future, the Company granted additional options to Messrs. Miller and Tribbey on October 10, 1995, for 150,000 shares each,with an exercise price of $1.50 per share and an exercise date on or before December 31, 1999. All options heretofore granted to Messrs. Miller and Tribbey have been pledged by such officers to secure indebtedness of the Company, with the result that the in-centives afforded to such officers by the existence of the options has been substantially diminished.

Conversion of all limited partnership interests into shares of the Common Stock of the Company was consummated on June 1, 1996, when the Company completed a step transaction in which it issued 3,677,071 shares of its common stock to the former limited partners of ORLP and received 100% of the common stock of Omnivest Resources, Inc. (formerly "ORLP"), in connection with a merger of Omnivest Resources with and into ORLP, Inc., a wholly owned subsidiary of the Company. The business combination is reported as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. ("ORI") are reported for all periods presented. Operations for AMERECO, Inc. are reported from June 1, 1996, the reverse purchase date, through December 31, 1996. The Board of Directors determined that the purchase price approximated the fair value of the net assets acquired. See "Security Ownership of Certain Beneficial Owners and Management."

On September 26, 1996 Cathay Global Investments, Inc., f/k/a Omnivest International, Inc. provided an unsecured loan to the Company for $350,000 with the same terms and conditions negotiated with a third party on August 30, 1996. The term of the loan was 90 days with a 90 day renewal option at an interest rate of 13% per annum. The Company paid a non-refundable processing fee of 45,918 shares of common stock with 45,918 shares issued on the extension date. The Company repaid this loan with proceeds from its borrowings from First Federal Savings Bank of Southwest Georgia in March 1997. Cathay Global Investments, Inc. is affiliated with Mr. Wei Ming Lu, who beneficially owns approximately 65% of the Common Stock of the Company. At the time such related party indebtedness was approved, Messers. Miale, Waldrop and Dee, all nominees of Mr. Lu and his affiliated entities, served on the Board of Directors of the Company. Their indirect interests in the transactions were disclosed, and the Board of Directors of the Company,after consideration of the terms and relative difficulty in obtaining alternate financing determined that such borrowing by the Company was on terms no less advantageous to the Company than could have been obtained from unrelated third parties. Nevertheless, it is possible that the Company could have obtained more favorable terms from unrelated third parties, dealing at arms' length, had such credit been then available to it.

In addition, Cathay Global Investments, Inc. provided additional working capital unsecured loans to bridge the Company's operation until the pending $5,000,000 loan with an FmHa/Rural Development guarantee could be completed. Cathay Global Investments, Inc. advanced an additional $549,000 unsecured between November 29, 1996 and December 30,1996 at an interest rate of 10.25% and a maturity date of March 13, 1997 and $200,000 at such interest, with a maturity date of February 28, 1997. Cathay Global Investments, Inc is affiliated with Mr. Wei Ming Lu, beneficially owns approximately 65% of the Common Stock of the Company. At the time such related party indebtedness was approved, Messrs. Miale, Waldrop and Dee, all nominees of Mr. Lu and his affiliated entities, served on the Board of Directors of the Company. Their indirect interests in the transactions were disclosed, and the Board of Directors of the Company, after consideration of the terms and relative difficulty in obtaining alternate financing determined that such borrowing by the Company was on terms no less advantageous to the Company than could have been obtained from unrelated third parties. Nevertheless, it is possible that the Company could have obtained more favorable terms from unrelated third parties, dealing at arms' length, had such credit been then available to it.

Subsequent to year-end, Cathay Global Investments, Inc. advanced $55,000 on January 13, 1997 at the same interest rate with a maturity of January 20, 1997. Cathay Global Investments, Inc. is affiliated with Mr. Wei Ming Lu, who beneficially owns approximately 65% of the Common Stock of the Company. At the time such related party indebtedness was approved, Messrs. Miale, Waldrop and Dee, all nominees of Mr. Lu and his affiliated entities, served on the Board of Directors of the Company. Their indirect interests in the transactions were disclosed, and the Board of Directors of the Company,after consideration of the terms and relative difficulty in obtaining alternate financing determined that such borrowing by the Company was on terms no less advantageous to the Company than could have been obtained from unrelated third parties. Nevertheless, it is possible that the Company could have obtained more favorable terms from unrelated third parties, dealing at arms' length, had such credit been then available to it.

On March 17, 1997 VM Mortgage Lending Corporation, an affiliate of Georgia Resources, Inc. and Mr. Wei Ming Lu entered into an agreement with its secured lender to pledge additional Certificates of Deposit up to $1 million which the Company could borrow against. As arrangement fees in connection with such borrowing from such related party, the Company paid an arrangement fee of 166,700 shares to Georgia Resources, Inc. and granted an option to purchase 500,000 shares of the Company's common stock at $2 per share through March 17, 2002. The shares issued and options granted pursuant to the arrangement fee in respect of this borrowing are subject to one time demand and multiple concurrent registration rights through March 17, 2002, pursuant to a Registration Rights Agreement between GRI and the Company. Further, the loans to the Company by VM Mortgage Corporation were secured by the pledge of the Company's shares in its ORI subsidiary. The Company, under such agreement, is required to pay the costs of registration,but not selling costs. Both Mr. Miller and Mr.Tribbey were required to pledge their AMERECO, Inc. common stock as additional requirements of the transaction.In addition, such officers were required to subordinate and defer payment of unpaid salaries with respect to periods prior to December 31, 1994 of approximately $425,000. In addition Messrs. Miller and Tribbey agreed to defer one-third of their monthly salary until ORI produces profits under a specified formula and such deferral only occurs after salaries have been paid in full for 1995, 1996 and through the current date. Such deferral of payment of earned but unpaid compensation and deferral of current compensation by Messrs. Miller and Tribbey has been required as a condition of the Company's borrow-ing from one or more entities affiliated with Mr.Wei Ming Lu, who benefi-cially owns approximately 65% of the Common Stock of the Company. At the time such related party indebtedness was approved, Messrs. Miale, Waldrop and Dee, nominees of Mr. Lu and his affiliated entities, had resigned from service on the Company's Board of Directors. The Board of Directors of the Company, after consideration of the terms and relative difficulty in obtain-ing alternate financing determined that such borrowing by the Company was on terms no less advantageous to the Company than could have been obtained from unrelated third parties. Nevertheless, it is possible that the Company could have obtained more favorable terms from unrelated third parties, dealing at arms' length, had such credit been then available to it.

On April 18, 1997 the Company completed the long awaited debt refinancing with First Federal Savings Bank of Southwest Georgia. The term loan is for 15 years for $5,000,000 with monthly amortization of $54,713 principal and interest with the interest rate adjusted quarterly based on a weighted average Bond Equivalent Rate during the prior quarter.The effective interest rate on April 18, 1997 was 10.32%. The collateral for the loan is equipment, fixtures, all real property owned by the Company and a $500,000 Certificate of Deposit. In addition, approximately 80% of the outstanding indebtedness under such loan is guaranteed under a federal rural development program.

Proceeds from the above loan were used to retire the outstanding term loan with Congress Financial Corporation ("Congress") in the remaining amount of $1,950,000, and reduce the revolving loan with Congress from a remaining amount of $2,150,000 to $1,100,000, which continues to be secured by the guaranty of the Company and all assets of the Company's ORI subsidiary not pledged or mortgaged to First Federal Savings Bank of Southwest Georgia, including accounts receivable, inventory, as well as the $1,250,000 Letter of Credit pledged by WML Services Corporation, a corporation affiliated with Mr. Wei Ming Lu, who is beneficial owner of approximately 65% of the Company's Common Stock. Upon payment to Congress of the term loan, the additional $1,000,000 collateral C.D.'s were released back to V.M. Mortgage Lending Corporation, another entity affiliated with Mr. Wei Ming Lu, who is beneficial owner of approximately 65% of the Company's Common Stock. Currently, V.M. Mortgage Lending Corporation or Cathay Global Investment, Inc. have the right, but not the obligation, to acquire the Company's note payable to Congress. The Congress note, under its most recent extension remains payable in full on June 11, 1997.

The Company is currently finalizing negotiations with Cathay Global Invest-ments, Inc. to renew and extend the notes of Cathay, to advance additional funds to pay V.M. Mortgage Lending Corporation and to arrange for a Letter of Credit. The Company's Board of Directors anticipates a 24 month note with a nominal interest rate of prime plus 2.50% and an arrangement fee involving issuance of approximately 307,998 shares of stock and grant of options to acquire 923,994 additional shares may be required to be paid to an entity affiliated with Mr. Wei-Ming Lu. Such shares and options are expected to be subject to a registration rights agreement with the Company on terms similar to those provided in respect of the shares and options which constituted an arrangement fee in respect of the March 17, 1997 agree-ment with VM. In addition,it is anticipated that substantial assets of the Company will serve as collateral to the proposed loan by Cathay Global, in either a first or second position. The Company's Board of Directors and officers continue to search for an unrelated party source for the approxi-mately $2.0 million which it requires in working capital financing and repayment of the Company's note payable to Congress.

At various periods during 1996 and through April 30, 1997, all as more particularly described above, the Company had borrowed from entities related to Mr. Wei Ming Lu, the amounts set forth in the following chart, at the stated rates of interest, for the periods stated:

               PAYMENTS IN RESPECT OF INDEBTEDNESS TO CERTAIN
                              RELATED PARTIES

 Borrowed     Stated Rate of       Period       Interest Paid or Accrued and
  Amount         Interest     Outstanding(Mos)     Fees Paid or Payable(1)

  $98,000         10.0%             16.0                  $12,753

  350,000         13.0%              6.5                   27,051

  749,000         10.25%             4.5                   28,592

1,000,000         Fee(2)             1.0                  166,700(3)

________          Total                                  $235,096

(1) The amounts set forth in this chart do not include any amount in respect of the contemplated borrowing described above as to which final documents have not been executed. Nor does this chart include any amounts previously paid in respect of the letter of credit currently securing the Congress indebtedness, as such payments preceded the period reflected in this chart. The interest and fees set forth herein include not only interest but the amount of arrangement fees paid or payable to other affiliates of Mr. Lu.

(2) This item relates to the pledge of Certificates of Deposit by related parties, to secure the Company's indebtedness to third party lenders. There is no stated amount of interest, but arrangement fees were payable to an affiliate of Mr. Lu, and are treated as imputed interest, in the amount set forth opposite this item.

(3) This represents issuance of 166,700 shares of the Company's Common Stock, valued at $1.00 per share. No options have been included in this chart, because the exercise price of such options is not greater than the fair market value of the Company's Common Stock as of the date of grant. The book value of the Company's common stock at December 31, 1996 was approximately $2.00 per share and the value per share was discounted 50% due to the current limited market of the Company's common stock.

When weighed to reflect the amounts paid in respect of such borrowed sums for the period borrowed, the unsecured borrowings set forth in the foregoing chart reflect an approximate effective rate of interest and other fees of 34.3% actually paid to parties affiliated with Mr. Wei Ming Lu, who controls each of the related party lenders. The imputed interest and actual interest payable in connection with the related party borrowing currently under negotiation is expected to result in payments at rates in excess of the amounts previously paid in respect of related party indebtedness. Certain amounts included in the foregoing chart as imputed interest are not treated on the Company's balance sheet as additional interest when paid, issued or granted to an affiliate in respect of a loan from another affiliate of Mr. Lu. Because the Company has required such financing and has identified no other more favorable lending transaction, the Company's Board of Directors has approved such transactions as being in the best interest of the Company under the circumstances. The Board of Directors and the Company's executive officers continue to actively seek alternative sources of financing which do not involve related parties.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Financial Statements
(b) Reports on Form 8-K
    In a report on Form 8-K dated June 1, 1996 the Company reported the Second Amendment to the Limited Partnership Agreement with ORLP and the conversion of Limited Partnership interest into common stock of the Company. The Company also reported on Form 8-K dated June 28, 1996 the results of proposals voted on by shareholders at the annual meeting. The above are summarized in Part III, Item 12 of this report.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERECO, INC.



                               By:  /s/  Steven H. Miller
                                     Steven  H. Miller, President and
                                     Chief Executive Officer
June 6, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                            Date

/s/ Steven H. Miller     President, Chief Executive     June 6, 1997
Steven H. Miller         Officer and Director

/s/ Kenneth W. Tribbey   Executive Vice President,      June 6, 1997
Kenneth W. Tribbey       Chief Financial Officer,
                         Chief Accounting Officer,
                         Treasurer, Secretary and
                         Director

/s/ Craig E. Gunter      Director and Assistant         June 6, 1997
Craig E. Gunter          Secretary







                   This page intentionally left blank.







                             Amereco, Inc.

                    Exhibit to Financial Statements
                            December 31, 1996







                               Amereco, Inc.

                      Index to Financial Statements


                                                             Page

Independent Auditor's Report.................................F-2

Financial Statements

   Consolidated Balance Sheet
   as of December 31, 1996...................................F-3

   Statements of Operations
   for the years ended December 31, 1996 and 1995............F-4

   Consolidated Statements of Changes
   in Stockholder's Equity for the years ended
   December 31, 1996 and 1995................................F-5

   Statements of Cash Flows
   for the years ended December 31, 1996 and 1995............F-6

   Notes to Financial Statements.............................F-7








                   Independent Auditors' Report






The Board of Directors
AMERECO, Inc.

We have audited the accompanying consolidated balance sheet of AMERECO, Inc. (a Utah corporation), and subsidiary, as of December 31, 1996,and the related statements of operations, consolidated stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial state-ments are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signi-ficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERECO, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

As explained in Note 2. to the financial statements,operations are presented consolidated from June 1, 1996 (reverse purchase date) through December 31, 1996. January 1, 1996 through May 31, 1996 and 1995 operations of Omnivest Resources, Inc. are presented.

MASON RUSSELL WEST, LLC

/s/ Mason Russell West, LLC

Denver, Colorado
April 18, 1997









                               AMERECO, Inc.
                       Consolidated Balance Sheet
                            December 31, 1996

Assets

Current Assets
  Cash                                                   $39,040
  Accounts receivable - trade, net                       301,038
  Accounts receivable - other                              7,220
  Inventories                                          1,648,387
  Prepaid expenses                                        47,049
  Collateral deposit                                   1,000,000

        Total Current Assets                           3,042,734

Property, Plant, and Equipment
  Machinery and equipment                             14,330,946
  Office equipment                                       102,396
  Less accumulated depreciation                         (849,546)
  Land and improvements                                  472,757

        Net Property, Plant, and Equipment            14,056,553

Other Assets
  Organization and loan costs                             39,957

        Total Other Assets                                39,957

        Total Assets                                 $17,139,244


See accompanying notes to financial statements.

                                 F-3







                               AMERECO, INC.
                       Consolidated Balance Sheet
                            December 31, 1996


Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable                                       $3,874,656
  Notes payable - affiliate                            1,197,000
  Accounts payable - trade                               832,960
  Accounts payable - other                                29,168
  Accrued expenses                                       215,657
  Amounts due related entities                           687,525
  Current portion of long-term debt                       60,791

        Total Current Liabilities                      6,897,757

Long-Term Debt                                           116,559

        Total Liabilities                              7,014,316

Commitments and contingencies                                  0

Stockholders' Equity
  Common stock                                             5,008
  Additional paid-in capital                          14,471,031
  Accumulated deficit                                 (4,351,111)

        Total Stockholders' Equity                    10,124,928

        Total Liabilities and Stockholders' Equity   $17,139,244


See accompanying notes to financial statements

                                  F-3








                               AMERECO, Inc.
                        Statements of Operations
               For the Years Ended December 31, 1996 and 1995



                                                  1996            1995

Net sales                                     $3,017,182      $1,313,675
Cost of sales                                  3,412,636       1,431,841

   Gross Profit (Loss)                          (395,454)       (118,166)

Selling expense                                  529,274         462,988
Management expense                               140,000         263,361
General and administrative                       130,173         101,463

   Total Operating Expense                       799,447         827,812

   Loss From Operations                       (1,194,901)       (945,978)

Other Income (Expenses)
  Interest expense                              (409,620)       (549,740)
  Interest income                                 50,466          28,904
  Miscellaneous income                            14,749          37,036
  Loan fees                                     (429,272)              0
  Gains (losses)on disposal of assets            (28,388)              0
  Intangible assets written off                 (402,037)              0
  Amortization and other                         (33,336)        (86,135)

        Total Other Income (Expense)          (1,237,438)       (569,935)

   Loss Before Extraordinary Item and
    Cumulative Effect of Accounting Change    (2,432,339)     (1,515,913)

Extraordinary item                                91,253         358,220
Cumulative effect of accounting change           164,690              --

        Net Loss                             ($2,176,396)    ($1,157,693)

Net Loss Per Share
  Before extraordinary item and cumulative
   effect of accounting change                    ($0.74)         ($1.44)
  Extraordinary item                                 .03             .34
  Cumulative effect of accounting change             .05             .00

        Net Loss Per Share                        ($0.66)         ($1.10)

Weighted average common shares for
  computing per share data                     3,302,344       1,050,623


See accompanying notes to financial statements

                                     F-4







                               AMERECO, Inc.
       Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 1996 and 1995



                                               Common Stock
                                 Issued and Outstanding
                                          Shares          Amount

Balance at December 31, 1994             51,216,121      $51,216
  Common stock par value .001
  Authorized 500,000,000 shares

  Common stock issued                     1,313,728        1,314

  1:50 reverse split                    (51,479,159)     (51,479)

  After split                             1,050,690        1,051

  Commom stock issued                        37,116           37

  Net Loss - 1995                                --           --

Balance at December 31, 1995              1,087,806        1,088

  Net Income to May 31, 1996

  Common stock issued to acquire all outstanding
  shares of Omnivest Resources, Inc. under
  conversion option and reverse purchase
  May 31, 1996                            3,677,071        3,677

  Issuance of common stock for services
  and loan fees                             242,739          243

  Net Loss for the year ended
    December 31, 1996                            --           --

Balance at December 31, 1996              5,007,616       $5,008


See accompanying notes to financial statements

                                      F-5






                               Additional                          Total
                                Paid-In        Accumulated     Shareholders'
                                Capital          Deficit           Equity

Balance at December 31, 1994   $9,875,959     ($6,232,393)      $3,694,782
  Common stock par value .001
  Authorized 500,000,000 shares

  Common stock issued              53,792              --           55,106

  1:50 reverse split               51,479              --               --

  After split                   9,981,230      (6,232,393)       3,749,888

  Common stock issued             148,448              --          148,485

  Net Loss - 1995                      --        (768,480)        (768,480)

Balance at December 31, 1995   10,129,678      (7,000,873)       3,129,893

  Net Income to May 31, 1996                      135,146          135,146

  Common stock issued to acquired all outstanding
  shares of Omnivest Resources, Inc. under
  conversion option and reverse purchase
  May 31, 1996                  4,073,924       4,691,012        8,768,613

  Issuance of common stock for
  services and loan fees          267,429              --          267,672

  Net Loss for the year ended
    December 31, 1996                          (2,176,396)      (2,176,396)

Balance at December 31, 1996  $14,471,031     ($4,351,111)     $10,124,928

See accompanying notes to financial statements

                                       F-5







                                 AMERECO, Inc.
                           Statements of Cash Flow
               For the Years Ended December 31, 1996 and 1995


                                                         1996           1995
Cash Flow from Operating Activities
  Net loss                                          ($2,176,396)   ($1,157,693)
  Adjustments to reconcile net loss to net
    cash used in operating activity
  Depreciation and amortization                         225,093        295,656
  Provision for doubtful accounts                        32,146              0
  (Gain)loss on disposal of property                     28,388         86,135
  Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable-trade      (2,036)      (501,304)
   (Increase) decrease in inventories                  (427,504)      (728,766)
   (Increase) decrease in prepaid expenses              (17,642)        (2,248)
   (Increase) decrease in other assets                  342,080     (1,339,441)
   Increase (decrease) in notes payable               2,026,955              0
   Increase (decrease) in accounts payable-trade         (2,613)       143,250
   Increase (decrease) in accounts payable-other        641,705              0
   Increase (decrease) in accrued expenses               46,456       (114,587)

        Net cash provided (used) by operating
          activities                                    716,632     (3,318,998)

Cash Flow from Investing Activities
   Cash payments for the purchase of assets            (624,015)    (1,367,706)
   Cash proceeds from the sale of property               30,000        159,017

Net cash provided (used) by investing activities       (594,015)    (1,208,689)

Cash Flow from Financing Activities
   Proceeds from issuance of long-term debt             223,372      5,183,691
   Principal payments on long-term debt                (346,023)      (622,281)

        Net cash provided (used) by financing
          activities                                   (122,651)     4,561,410

Net increase (decrease) in cash and equivalents             (34)        33,723

Cash and equivalents, beginning of year                  39,074          5,351

Cash and equivalents, end of year                       $39,040        $39,074

Supplemental disclosures:
Non-cash investing and financing activities:
  Common stock issued for debt and services            $276,672             $0
  Notes payable converted to equity                   2,216,708      6,931,000
  Net assets acquired in reverse purchase               739,377              0
    Total Non-cash invest. and financing activities  $3,232,757     $6,931,000

Cash paid for:
  Interest                                             $552,318       $276,546

See accompanying notes to Financial Statements
                                     F-6








                                 AMERECO, Inc.
                        Notes to Financial Statements
                              December 31, 1996


Note 1:  Summary of Significant Accounting Policies

Operations

AMERECO, Inc. ("the Company") was organized as a Utah corporation on October 16, 1974, under the name of Norcal Chemical Corporation. The Company's name was changed to AMERECO, Inc. in June 1995. In 1986 the Company acquired through the United States Bankruptcy Court a lightweight aggregate facility located in Clay County, Georgia and acquired a sand and gravel property in Columbus, Georgia. In 1988 the Company's current management was elected. In April 1992 the Company sold the non-operating sand and gravel property utilizing the proceeds from the sale to retire indebtedness owed to creditors of the Company and creditors in the Chapter 11 proceeding. In March 1993 the Company formed and became the General Partner of Omnivest Resources, L.P. ("the Partnership") for the purpose of raising capital or financing necessary to refurbish and place into production the lightweight aggregate facility in Clay County, Georgia. The Company transferred to the Partnership all the Company's title and interest in the lightweight aggregate facility, subject to $311,250 of Company indebtedness, in exchange for a 99.9% general partnership interest. The Company concurrently executed a Credit Agreement with C.I.S. Resources Limited Liability Company ("CIS") and Georgia Resources Inc.("GRI"). The Company as managing general partner of the Partnership, managed the refurbishment of the plant and the operation of the lightweight aggregate facility under terms of a management agreement.

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

On June 1, 1996, in accordance with agreements previously approved by the Company's shareholders, the Limited Partners converted their respective partnership interests into shares of the Company's common stock through a reverse merger purchase transaction in which the business owned assets were placed in a corporation (Omnivest Resources, Inc.) which is now a wholly owned subsidiary of the Company.

Principles of Consolidation
The consolidated financial statements include the accounts of its 100% owned subsidiary, Omnivest Resources, Inc. All significant intercompany trans-actions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment
The Company Property and Equipment are stated at cost. Costs other than machinery and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.Machinery and equipment of Omnivest Resources,Inc. are depreciated using the units-of-production method. When assets are retired or disposed of, all applicable costs and accumulated depreciation are retired from the accounts and any resulting gain or loss is recognized.

Allowance for Uncollectible Accounts
The Company provides an allowance for uncollectible accounts based upon prior experience and managements assessment of the collectibility of exist-ing specific accounts.

Income Taxes
The Company has adopted the provisions of FASB Statement No. 109 "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Inventory
Inventory is valued at average cost under the last-in first-out (LIFO)method not in excess of market.

Note 2:  Business Combination
Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,677,071 shares of its common stock valued at $8,768,613 and received 100% of the common stock of Omnivest Resources, Inc. (formerly Omnivest Resources, L.P.). The business combination was accounted for as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. are reported for all periods presented. Operations for AMERECO,Inc. are reported from June 1, 1996 (reverse purchase date) through December 31, 1996. The purchase price approximated the fair value of the net assets acquired resulting in no goodwill.

Prior to June 1, 1996, AMERECO, Inc. reported its general partner interest in Omnivest Resources, L.P. as an equity method investment. At May 31, 1996, AMERECO, Inc.'s general partner investment in Omnivest Resources, L.P. was 20.02% and was carried at $3,793,335. From January 1, 1996 to May 31, 1996 AMERECO, Inc. equity methods loss was $133,340.

The following pro forma information represents the summarized data as though the companies had combined at the beginning of each year presented:

                                                 1996         1995

           Net Sales                         $3,017,182    $1,313,675

           Loss before extraordinary items
           and cumulative effect of
           accounting change                 $2,063,853    $1,641,978

           Net Loss                          $1,807,910    $1,283,758

           Net Loss Per Share                $.55          $1.23

Note 3:  Inventories and Accounting Change
During 1996, the Company changed its method of determining the cost of inventory from First-in, first-out (FIFO) to the last-in, first-out (LIFO) method. The Company believes the LIFO method more closely relates current costs with current revenue. The effect of the change was to increase inventories at January 1, 1996 by $164,690. The effect on 1995 operations would have been to decrease the operating loss by $164,690.

Inventories at December 31, 1996 consisted of the following:

                Raw Materials                     $   47,336
                Aggregate                          1,200,233
                Processed Clay                       297,380
                Spare parts & supplies               103,435
                                                  $1,648,387

Note 4:  Property and Equipment
Depreciation expense for the years ended December 31, 1996 was $225,093 and $203,193 for December 31, 1995.

Note 5:  Notes Payable
Unaffiliated Notes Payable
Note payable - Congress Financial Corporation:
The Company has a loan dated June 15, 1995 due
June 15, 1997. The interest rate is prime plus
2.25% which was 10.5% at December 31, 1996.
Principal payments of $25,000 plus interest are
made monthly.  The Loan is secured by all assets
owned and hereafter acquired by Omnivest Resources,
Inc. and guaranteed by AMERECO, Inc.                       *  $2,300,000

Note payable - Congress Financial Corporation:
The Company has a revolver line of credit due
June 15, 1997. The interest rate is prime plus
2.25% which was 10.5% at December 31, 1996.
Advances shall not exceed 70% of eligible accounts
receivable and 45% of eligible inventory with a
maximum availability reserve of $1.75 million.
Collateral for the loan is all assets owned and
hereafter acquired by Omnivest Resources, Inc.
and guaranteed by AMERECO, Inc.                                 978,048

Unsecured note due February 26, 1997, interest
rate of 13% per annum                                         *  350,000

Note payable - unsecured bearing interest rate
of 12% per annum, due August 30, 1996                            100,000

Note payable, unsecured bearing interest at
13%, due March 31, 1997                                           75,000

Note payable, unsecured bearing interest at
11%, interest paid semiannually, due April 15, 1997               40,000

Note payable, unsecured bearing interest at
8%, due December 31, 1996                                         27,712

Unsecured note due September 8, 1987 interest
rate of 8% per annum                                               3,896

Total Unaffiliated Notes Payable                              $3,874,656

Notes Payable to Affiliates
Unsecured note with affiliate due March 23, 1997,
interest rate of 13% per annum                                  $350,000

Unsecured note with affiliate, interest rate of
10.25% per annum with $200,000 due February 28,
1997 and the balance due March 13, 1997                          749,000

Unsecured note with affiliate Corporation,
interest rate of 10%, due January 10, 1997                        98,000

Total Notes Payable to Affiliates                             $1,197,000

Total Current Notes Payable                                   $5,071,656

Long Term Debt
Note payable - financial institution.  Loan
secured by specific equipment, interest rate
of 10.5% per annum, monthly principal an interest
payments of $6,378.50, due August 1, 1999                     $  177,350
    Less Current Portion                                         (60,791)

    Long Term Debt                                            $  116,559

Notes payable are due the following years:
  Year Ending December 31, 1997 (current portion)             $   60,791
  Year Ending December 31, 1998                                   67,491
  Year Ending December 31, 1999                                   49,068
    Total Long Term Debt                                      $  177,350

    *  See Subsequent Event Note 16.

Note 6:  Income Taxes
The Company has loss carry-forward of $9,177,269 that may be offset against future taxable income. The carry-forward expires in 2011.

A deferred tax asset has not been reflected in the financial statements since the realization of the benefit is not assured due to the Company's past operating history.

At December 31, 1996, the Company has net operating loss carry-overs avail-
able to offset  future federal taxable income, if any.   These amounts will
expire as follows:

       1999          $  70,991               2006             434,768
       2000            555,816               2007           1,954,098
       2001            288,190               2008             479,243
       2002            394,878               2009             472,027
       2003            346,704               2010             768,480
       2004            568,868               2011           2,176,396
       2005            666,810

   Total operating loss carry-forward                      $9,177,269

The components of the deferred tax asset related to the operating loss carry forward are as follows:

                 Deferred Tax Asset           $3,120,000
                 Less Valuation Allowance     (3,120,000)
                 Deferred Tax Asset           $        0

Note 7:  Stock Options Stockholders Equity
In June 1995 the stockholders of the Company approved a stock option plan. Under the plan, the Board of Directors may grant options for the purchase of up to 100,000 common shares. The options may be exercisable for not more than ten years and the option price must be not less than market value.
Nonqualified (non-employees) may be granted options at an option price determined by a committee. During 1995, 22,500 nonqualified options have been granted with an exercise price of $4.00 and an expiration year of 2001. During 1996,no options were granted or exercised and 40,000 options expired.

Additionally, the Company granted options to officers, directors and others for their past contributions. No options have been exercised or are in-the-money. Since the option exercise prices were higher than firm market value at the date of grant no compensation cost is included in operating income.

The following table represents these options outstanding:

                                                  Exercise      Expiration
                                   Granted          Price          Date

    Officers and directors         400,000         $4.25         12/31/99
                                   300,000          1.50         12/31/99
                                     2,500          4.00         1/1/2001
                                     2,500          4.00         7/1/2001

    Others                         400,000          4.25         12/31/99
                                    20,000          4.75         12/31/99
                                    17,500          4.00         7/1/2001

    Total                        1,142,500

Note 8:   Aggregate Effect of Adjustments
The aggregate effect in net income for the fourth quarter of the year-end adjustments was a operating loss of $1,262,042.

Note 9:   Extraordinary Items and Infrequent or Unusual Items
Georgia Resources,Inc. did not exercise their right for payment of interest on a loan to ORLP prior to conversion. The principal was converted to common stock and the accrued interest forgiven. The accrued interest through the date of conversion was $91,253.

As a result of the reverse  purchase in 1996  and the loan  restructure (See
Note 16.), organization cost related to the partnership and partnership loan fees previously capitalized were written-off to operations.

Note 10:   Transactions with Related Parties
The officers  of the Company  have accrued salaries  and expenses  from 1988
through  1996.   The accrued  salaries  at December 31, 1996  and 1995, were
$603,144 and $961,544, respectively.

On September 21, 1995, the Company's Board of Directors approved a two year employment contract with two officers. The duties, compensation, bonus cal-culations and benefits are materially the same, except for the two year time commitment by all parties, as the employment agreement they have been oper-ating under since March 1993.

On September 26, 1996 Cathay Global Investments, Inc., f/k/a Omnivest Inter-national, Inc. an affiliate of the Company provided an unsecured loan to the Company for $350,000 with the same terms and conditions negotiated by the Company with a third party on August 30, 1996. The term of the loan was 90 days with a 90 day renewal option at an interest rate of 13% per annum. The Company paid a non-refundable processing fee of 45,918 shares of common stock with 45,918 shares issued on the extension date. The Company repaid this loan with proceeds from its borrowings from FmHA/Rural Development guarantee in April 1997. (See Note No.16.)

In addition, Cathay Global Investments, Inc. an affiliate of the Company provided additional working capital unsecured loans to bridge the Company's operation until the pending $5,000,000 loan with an FmHA/Rural Development guarantee could be completed. Cathay Global Investments, Inc. advanced an additional $549,000 unsecured between November 29, 1996 and December 30,1996 at an interest rate of 10.25% and a maturity date of March 13, 1997, and $200,000 at such interest with a maturity date of February 28, 1997.

On March 17, 1997 an affiliate of Georgia Resources,Inc. and Mr. Wei-Ming Lu entered into an agreement with its secured lender to pledge additional C.D.'s up to $1 million which the Company could borrow against. The Company paid an arrangement fee of 166,700 shares to Georgia Resources, Inc. and an option to purchase 500,000 shares of the Company's common stock at $2 per share through March 17, 2002. (See Note No. 16.)

Note 11:  Significant Concentration
The Company manufactures and sells one product (lightweight aggregate) on credit terms to its customers. Substantially all of the customers are manu-facturing or construction entities located in the southeast region of the United States.

The Company conducts a substantial portion of its business with a certain customer. For the year ended December 31, 1996, revenues from this customer amounted to $458,630, or 15.5% of total revenue. The account receivable from this customer at December 31, 1996 amounted to $25,680 or 8% of the total accounts receivable balance.

Note 12:  Fair Value of Financial Instruments
The estimated fair value of the Company's financial instruments as of December 31, 1996 are as follow:
                                             Carrying           Fair
                                              Amount           Value
      Assets
        Cash                                  $39,040        $39,040
        Collateral deposits                $1,000,000     $1,000,000
      Liabilities
        Short term borrowing               $5,071,656     $5,071,656
        Long term debt                       $177,350       $177,350

Note 13:  Earnings Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding. Outstanding options are not included in the cal-culation of net loss per common share since their impact is anti-dilutive.

Note 14:  Lease Commitments
The Company rents  office space on a month-to-month basis  located in Castle
Rock, Colorado.   Rent expense  for the  year ended  December 31,  1996  was
$31,780.

The Company leases certain vehicles  under lease agreements.   The aggregate
minimum annual commitment under the noncancelable operating leases with terms of one year or more are as follows for the years ending December 31:

                         1997            $ 21,543
                         1998              13,960
                         1999               2,338
                                         $ 37,841

Note 15:  Commitments and Contingencies
The Company's operations are subject to various federal, state, and local laws governing protection of the environment. These laws are continually changing and, in general,are becoming more restrictive. The Company believes that it is in compliance with all applicable laws and regulations.

On September 21, 1995, the Company's Board of Directors approved a two-year employment contract with two officers. The duties, compensation, bonus calculations and benefits are materially the same except for the two-year time commitment by all parties as the employment agreement they have been operating under since March 1993. Under the agreement,if terminated, the two officers would receive approximately $120,000.

The Company is periodically a defendant in legal proceedings arising in connection with its business. In management's opinion, neither the financial position nor the results of operations of the Company will be materially affected by the final outcome of these legal proceedings.

Note 16:  Subsequent Event
On March 17, 1997 VM Mortgage Lending Corporation, an affiliate of Georgia Resources,Inc. entered into an agreement with its secured lender to pledge additional Certificates of Deposit up to $1 million, which the Company could borrow against. As arrangement fees in connection with such borrowing from such related party, the Company paid an arrangement fee of 166,700 shares to Georgia Resources, Inc. and granted an option to purchase 500,000 shares of the Company's common stock at $2.00 per share through March 17, 2002. The shares issued and options granted pursuant to the arrangement fee in respect of this borrowing are subject to a one time demand and multiple concurrent registration rights through March 17,2002, pursuant to a Registration Rights Agreement between GRI and the Company. Further, the loans to the Company by VM Mortgage Corporation were secured by the pledge of the Company's shares in its ORI subsidiary. The Company, under such agreement, is required to pay the costs of registration, but not selling costs. Both Mr. Miller and Mr. Tribbey pledged their AMERECO, Inc. common stock as additional requirements of the transaction. In addition, such officers were required to subordinate and defer payment of unpaid salaries with respect to periods prior to Decem-ber 31, 1994 of approximately $425,000. In addition, Messrs. Miller and Tribbey agreed to defer one-third of their monthly salary until ORI produces profits under a specified formula and subsequent to 1995, 1996 and through the current date salaries have been paid.

On April 18, 1997 the Company completed debt refinancing with Southwest Georgia Bank. The term loan is for 15 years for $5,000,000 with monthly amortization of $54,713 principal and interest with the interest rate adjusted quarterly based on average Bond Equivalent Rate during the prior quarter. The effective interest rate on April 18, 1997 was 10.32%. The collateral for the loan is equipment, fixtures, all real property owned by the Company and a $500,000 Certificate of Deposit.

Proceeds from the above loan was used to retire the Term loan with Congress Financial Corporation and reduce the revolver to $1,100,000 which will cont-inue to be secured by all other assets including accounts receivable, inventory, and $1,250,000 Letter of Credit. Upon the payment to Congress Financial Corporation the $1 million collateral C.D.'s pledged by the affiliate were released back to V.M. Mortgage Lending.

The Company is currently finalizing negations with Cathay Global Investments, Inc., an affiliate, to renew and extend the notes and advance additional funds to consolidate affiliate debt and to arrange for a letter of credit. In addition, an arrangement fee is anticipated similar to the March 17, 1997 transaction described above.