Form 10QSB/A
period 1997-03-31
AMERECO INC
filed 1998-01-15
CIK 793376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March, 31, 1997

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




Check whether the Issuer (1) filed all reports required to be filed by Section
 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X     No

 As of March 31, 1997, Issuer had 5,174,316 shares of common stock outstanding.




                              AMERECO, INC.
                             March 31, 1997






                                                             Page No.

PART I Financial Information:

Item 1.Financial Statements:
       Consolidated Balance Sheets as of March 31, 1997
       and December 31, 1996                                    3

       Statements of Operations for the Three
       Months Ended March 31, 1997 and 1996                     4

       Consolidated Statements of Stockholders' Equity
       for the Three Months Ended March 31, 1997                5

       Statements of Cash Flows for the
       Three Months Ended March 31, 1997 and 1996               6

       Notes to Financial Statements                            7-15

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations           16-17


PART II

       Items 1-6 Other Information                              18

Signatures                                                      19























                              AMERECO, INC.
                      Consolidated Balance Sheets


                                                  (Unaudited)
Assets:                                            March 31,    December 31,
                                                     1997           1996
Current assets:
 Cash                                             $    5,573     $    39,040
 Accounts receivable - trade, net                    537,615         301,038
 Accounts receivable - other                          17,164           7,220
 Inventories                                       1,318,680       1,648,387
 Prepaid expenses                                     94,133          47,049
 Collateral deposit                                1,000,000       1,000,000

  Total Current Assets                             2,973,165       3,042,734

Property, Plant, and Equipment:
 Machinery and equipment                          14,729,004      14,330,946
 Office equipment                                    103,746         102,396
 Less accumulated depreciation                      (885,237)       (849,546)
 Land and improvements                               504,837         472,757

  Net Property, Plant, and Equipment              14,452,350      14,056,553

Other assets:
 Loan costs                                          206,657          39,957

  Total Assets                                   $17,632,172     $17,139,244
























See accompanying notes to financial statements


                                    Page 3



                                    AMERECO, INC.
                            Consolidated Balance Sheets


                                                 (Unaudited)
                                                   March 31,    December 31,
                                                     1997           1996
Liabilities and Stockholders' Equity:

Current Liabilities:
 Notes payable                                  $ 4,349,370      $ 3,874,656
 Notes payable - affiliate                        1,252,000        1,197,000
 Accounts payable - trade                           897,880          832,960
 Accounts payable - other                            30,843           29,168
 Accrued expenses                                   379,049          215,657
 Amounts due to related entities                    719,144          687,525
 Current portion of long-term debt                   62,400           60,791

  Total Current Liabilities                       7,690,686        6,897,757

Long-term debt                                      100,342          116,559

  Total Liabilities                               7,791,028        7,014,316

Commitments and Contingencies                            --               --

Stockholders' Equity:
 Common stock                                         5,175            5,008
 Additional paid-in capital                      14,637,564       14,471,031
 Accumulated deficit                             (4,801,595)      (4,351,111)

  Total Stockholders' Equity                      9,841,144       10,124,928

  Total Liabilities and Stockholders' Equity    $17,632,172      $17,139,244




















See accompanying notes to financial statements.

                                  AMERECO, INC.
                           Statements of Operations
              For The Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                   March 31,       March 31,
                                                     1997            1996

Net Sales                                          $ 846,579       $ 741,418
Cost of Sales                                        960,873         821,404

 Gross Profit (Loss)                                (114,294)        (79,986)

Operating Expenses:
 Selling expenses                                    118,158         120,851
 Management expenses                                  60,000          60,000
 General and administrative                           17,710          12,024

  Total Operating Expenses                           195,868         192,875

  Loss from Operations                              (310,162)       (272,861)

Other Income (Expenses):
 Interest expense                                   (153,040)       (150,032)
 Interest income                                      12,718          12,752
 Miscellaneous income                                      0           1,749
 Amortization                                              0         (51,349)

  Total Other Income (Expenses)                     (140,322)       (186,880)

  Net Loss                                         ($450,484)      ($459,741)



Net Loss Per Share                                    ($0.09)         ($0.42)

Weighted average common shares for
 computing per share data                          5,035,399       1,087,806









See accompanying notes to financial statements

                                 AMERECO, INC.
                Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1997
                                  (Unaudited)




                                        Additional                    Total
                       Common Stock       Paid-In   Accumulated   Shareholders'
                    Shares     Amount     Capital      Deficit       Equity

Balance at
December 31,1996  5,007,616    $5,008  $14,471,031  ($4,351,111)   $10,124,928

Common stock issued 166,700       167      166,533                     166,700

Net Loss for the
three months ended
March 31, 1997  ___________  ________   __________     (450,484)      (450,484)

Balance at March
31, 1997          5,174,316    $5,175  $14,637,564  ($4,801,595)    $9,841,144





























See accompanying notes to financial statements

                               AMERECO, INC.
                        Statements of Cash Flows
            For The Three Months Ended March 31, 1997 and 1996
                                (Unaudited)



                                                      March 31,     March 31,
                                                        1997          1996

Cash Flow from Operating Activities:
 Net Loss                                            ($450,484)    ($459,741)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                        35,691       128,666
 Changes in operating assets and liabilities:
  (Increase)decrease in accounts receivable-trade     (236,577)       (8,546)
  (Increase)decrease in accounts receivable-other       (9,944)     (336,715)
  (Increase)decrease in inventories                    329,707      (153,373)
  (Increase)decrease in prepaid expenses               (47,084)        8,107
  Increase(decrease) in notes payable                  474,714       165,589
  Increase(decrease) in notes payable-affiliate         55,000             0
  Increase(decrease) in accounts payable-trade          64,920       (85,820)
  Increase(decrease) in accounts payable-other           1,675         2,418
  Increase(decrease) in accrued expenses               163,392       (29,822)
  Increase(decrease) in amounts due related entities    31,619       140,618
  Increase(decrease) in cur. port. of long-term debt     1,609        60,630

Net cash provided (used) by operating activities       414,238      (567,989)

Cash Flows from Investing Activities:
 Increase in property and equipment                   (431,488)     (547,500)

Cash Flows from Financing Activities:
 Payment of long-term debt                             (16,217)     (135,630)
 Proceeds from issurance of long-term debt                   0       223,372
 Conversion of debt to equity                                0     1,000,000

Net cash provided (used) by financing activities       (16,217)    1,087,742

Net increase (decrease) in cash                        (33,467)      (27,747)
 Cash, beginning of period                              39,040        43,130

Cash, ending of period                                  $5,573       $15,383



Supplemental disclosure of non-cash change in
 operating activities:
  Common stock issued for debt and services            166,700             0






See accompanying notes to financial statements.

                                AMERECO, Inc.
                       Notes to Financial Statements
                               March 31, 1997


Note 1: Summary of Significant Accounting Policies

Operations
AMERECO, Inc. (the "Company") was organized as a Utah corporation on October 16, 1974, under the name of Norcal Chemical Corporation. The Company's name was changed to AMERECO, Inc. in June 1995. In 1986 the Company acquired through the United States Bankruptcy Court a lightweight aggregate facility located in Clay County, Georgia and acquired a sand and gravel property in Columbus, Georgia. In 1988 the Company's current management was elected. In April 1992 the Company sold the non-operating sand and gravel property utilizing the proceeds from the sale to retire indebtedness owed to creditors of the Company and creditors in the Chapter 11 proceeding. In March 1993 the Company formed and became the General Partner of Omnivest Resources, L.P. (the "Partnership") for the purpose of raising capital or financing necessary to refurbish and place into production the lightweight aggregate facility in Clay County, Georgia. The Company transferred to the Partnership all of the Company's title and interest in the lightweight aggregate facility, subject to $311,250 of Company indebtedness, in exchange for a 99.9% general partnership interest. The Company concurrently executed a Credit Agreement with C.I.S. Resources Limited Liability Company ("CIS") and Georgia Resources, Inc.("GRI"). The Company as managing general partner of the Partnership, managed the refurbishment of the plant and the operation of the lightweight aggregate facility under terms of a management agreement.

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

On June 1, 1996, in accordance with agreements previously approved by the Company's shareholders, the Limited Partners converted their respective partnership interests into shares of the Company's common stock through a reverse purchase step transaction in which the business owned assets were placed in a corporation (Omnivest Resources, Inc.) which is now a wholly owned subsidiary of the Company.

Principles of Consolidation
The consolidated financial statements include the accounts of its 100% owned
subsidiary, Omnivest Resources, Inc.   All significant  intercompany  trans-
actions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment
The Company's property and equipment are stated at cost. Costs other than machinery and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Machinery and equipment of Omnivest Resources, Inc. are depreciated using the units-of-production method. When assets are retired or disposed of, all applicable costs and accumulated depreciation are retired from the accounts and any resulting gain or loss is recognized.

Allowance for Uncollectible Accounts
The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectibility of existing specific accounts.

Income Taxes
The Company has adopted the provisions of FASB Statement No. 109 "Accounting for Income Taxes", which requires the asset and liability method of accounting for income taxes.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Inventory
Inventory is valued at average cost under the last-in first-out(LIFO) method not in excess of market.

Note 2: Business Combination
Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,677,071 shares of its common stock valued at $8,768,613 and received 100% of the common stock of Omnivest Resources, Inc. (formerly Omnivest Resources, L.P.). The business combination was accounted for as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. are reported for all periods presented. Operations for AMERECO, Inc. are reported for the quarter ended March 31, 1997. The purchase price approximated the fair value of the net assets acquired resulting in no goodwill.

Prior to June 1, 1996, AMERECO, Inc. reported its general partner interest in Omnivest Resources, L.P. as an equity method investment. At May 31, 1996, AMERECO, Inc.'s general partner investment in Omnivest Resources, L.P. was 20.02% and was carried at $3,793,335. From January 1, 1996 to May 31, 1996 the AMERECO, Inc. equity method loss was $133,340.













Note 3: Inventories and Accounting Change
During 1996, the Company changed its method of determining the cost of inventory from first-in, first-out (FIFO) to the last-in, first-out (LIFO) method. The Company believes the LIFO method more closely relates current costs with current revenue. The effect on 1995 operations would have been to decrease the operating loss by $164,690. Inventories consisted of the following:

                                         March 31,       December 31,
                                           1997             1996

          Raw Materials                  $  39,029       $   47,336
          Aggregate                        834,188        1,200,233
          Processed Clay                   342,028          297,380
          Spare parts & supplies           103,435          103,435
                                        $1,318,680       $1,648,387

Note 4: Property and Equipment
Depreciation expense for the periods ended March 31, 1997 and 1996 were $35,691 and $77,316, respectively.

Note 5: Notes Payable
Unaffiliated Notes Payable
Note payable - Congress Financial Corporation:
The Company has a loan dated June 15, 1995 due
June 15, 1997.  The interest rate is prime plus
2.25% which was 10.5% at March 31, 1997.
Principal payments of $25,000 plus interest
are made monthly.  The loan is secured by all
assets owned and hereafter acquired by
Omnivest Resources, Inc. and guaranteed by
AMERECO, Inc.                                            *  $2,225,000

Note payable - Congress Financial Corporation:
The Company has a revolving line of credit due
June 15, 1997.  The interest rate is prime plus
2.25% which was 10.5% at March 31, 1997.
Advances shall not exceed 70% of eligible accounts
receivable and 45% of eligible inventory with a
maximum availability reserve of $1.75 million.
Collateral for the loan is all assets owned and
hereafter acquired by Omnivest Resources, Inc.
and guaranteed by AMERECO, Inc.                             1,527,137

Unsecured note due February 26, 1997, interest
rate of 13% per annum                                    *    350,000

Note payable - unsecured bearing interest rate
of 12% per annum, due August 30, 1996                         100,000

Note payable - unsecured bearing interest rate
of 13%, due March 31, 1997                                     75,000

Note payable, unsecured bearing interest at 11%,
interest paid semiannually, due April 15, 1997                 40,000

Note payable, unsecured bearing interest
at 8%, due December 31, 1996                                   28,337

Unsecured note due September 8, 1987 interest
rate of 8% per annum                                            3,896

Total Unaffiliated Notes Payable                            4,349,370

Notes Payable to Affiliates
Unsecured note with affiliate due March 23,
1997, interest rate of 13% per annum                          350,000

Unsecured note with affiliate, interest rate
of 10.25% per annum with $200,000 due February
28, 1997 and the balance due March 13, 1997                   804,000

Unsecured note with affiliate Corporation,
interest rate of 10%, due January 10, 1997                     98,000

Total Notes Payable to Affiliates                           1,252,000

Total Current Notes Payable                                $5,601,370

Long Term Debt
Note payable - financial institution. Loan
secured by specific equipment, interest rate
of 10.5% per annum, monthly principal and
interest payments of $6,378.50, due August 1,
1999                                                       $  162,742
  Less Current Portion                                        (62,400)
  Long Term Debt                                           $  100,342

    *  See Subsequent Event Note 13.

Note 6: Income Taxes
The Company has loss carry-forward of $9,177,269 that may be offset against future taxable income. The carry-forward expires in 2011.

A deferred tax asset has not been reflected in the financial statements since the realization of the benefit is not assured due to the Company's past operating history.

At December  31, 1996,  the  Company  has  net  operating  loss  carry-overs
available  to offset  future federal taxable income, if any.   These amounts
will expire as follows:

                 1999     $  70,991         2006    $  434,768
                 2000       555,816         2007     1,954,098
                 2001       288,190         2008       479,243
                 2002       394,878         2009       472,027
                 2003       346,704         2010       768,480
                 2004       568,868         2011     2,176,396
                 2005       666,810

         Total operating loss carry-forward         $9,177,269

The components of the deferred tax asset related to the operating loss carry-forward are as follows:

                   Deferred Tax Assets           $3,120,000
                   Less Valuation Allowance      (3,120,000)
                   Deferred Tax Asset            $        0

Note 7: Stock Options Stockholders Equity
In June 1995 the stockholders of the Company approved a stock option plan. Under the plan, the Board of Directors may grant options for the purchase of up to 100,000 common shares. The options may be exercisable for not more than ten years and the option price must be not less than market value.
Non-qualified (non-employees) may be granted options at an option price determined by a committee. During 1995, 22,500 non-qualified options have been granted with an exercise price of $4.00 and an expiration year of 2001. During 1996, no options were granted or exercised and 40,000 options
expired.   At March 31, 1997, no options have been exercised.

Additionally, the Company granted options to officers, directors and others for their past contributions. No options have been exercised or are in-the-money. Since the option exercise prices were higher than fair market value at the date of grant no compensation cost is included in operating income.

The following table represents these options outstanding:

                                        Exercise     Expiration
                            Granted       Price         Date

Officers and directors      400,000       $ 4.25       12/31/99
                            300,000       $ 1.50       12/31/99
                              2,500       $ 4.00       1/1/2001
                              2,500       $ 4.00       7/1/2001

Others                      400,000       $ 4.25       12/31/99
                             20,000       $ 4.75       12/31/99
                             17,500       $ 4.00       7/1/2001
                            500,000       $ 2.00       3/17/2002

     Total                1,642,500


Note 8: Extraordinary Items and Infrequent or Unusual Items
Georgia Resources, Inc. did not exercise their right for payment of interest on a loan to ORLP prior to conversion. The principal was converted to common stock and the accrued interest forgiven. The accrued interest through the date of conversion was $91,253.

As a result  of the reverse purchase  in 1996 and the  loan restructure (See
Note 13.), organization cost related to the partnership and partnership loan fees previously capitalized were written-off to operations.

Note 9: Transactions with Related Parties
The Officers of the Company have accrued salaries and expenses from 1988 through 1996. The accrued salaries and expenses at March 31, 1997 and 1996, were $645,644 and $569,644, respectively.

On September 21, 1995, the Company's Board of Directors approved a two year employment contract with two officers. The duties, compensation, bonus calculations and benefits are materially the same, except for the two year time commitment by all parties, as the employment agreement they have been operating under since March 1993.







On September 26, 1996, Cathay Global Investments, Inc., f/k/a Omnivest International, Inc., an affiliate of the Company, provided an unsecured loan to the Company for $350,000 with the same terms and conditions negotiated by the Company with a third party on August 30, 1996. The term of the loan was 90 days with a 90 day renewal option at an interest rate of 13% per annum. The Company paid a non-refundable processing fee of 45,918 shares of common stock with 45,918 shares issued on the extension date. The Company repaid this loan with proceeds from its borrowings from FmHA/Rural Development guarantee loan in April 1997. (See Note 13.)

In addition, Cathay Global Investments, Inc., an affiliate of the Company provided additional working capital unsecured loans to bridge the Company's operation until the pending $5,000,000 loan with an FmHA/Rural Development guarantee could be completed. Cathay Global Investments, Inc. advanced an additional $549,000 unsecured between November 29, 1996 and December 30, 1996 at an interest rate of 10.25% and a maturity date of March 13, 1997, and $200,000 at such interest with a maturity date of February 28, 1997, and $55,000 on January 13, 1997 at such interest with a maturity date of January 20, 1997.

On March 17, 1997 VM Mortgage Lending Corporation, an affiliate of Georgia Resources, Inc. entered into an agreement with its secured lender to pledge additional Certificates of Deposit up to $1 million, which the Company could borrow against. As arrangement fees in connection with such borrowing from such related party, the Company paid an arrangement fee of 166,700 shares to Georgia Resources, Inc. and granted an option to purchase 500,000 shares of the Company's common stock at $2.00 per share through March 17, 2002. The shares issued and options granted pursuant to the arrangement fee in respect of this borrowing are subject to a one time demand and multiple concurrent registration rights through March 17,2002, pursuant to a Registration Rights Agreement between GRI and the Company. Further, the loans to the Company by VM Mortgage Corporation were secured by the pledge of the Company's shares in its ORI subsidiary. The Company, under such agreement, is required to pay the costs of registration, but not selling costs. Both Mr. Miller and Mr. Tribbey pledged their AMERECO, Inc. common stock as additional requirements of the transaction. In addition, such officers were required to subordinate and defer payment of unpaid salaries with respect to periods prior to December 31, 1994 of approximately $425,000. In addition, Messrs. Miller and Tribbey agreed to defer one-third of their monthly salary until ORI produces profits under a specified formula and subsequent to 1995, 1996 and through the current date salaries have been paid. Such deferral of payment of earned but unpaid compensation and deferral of current compensation by Messrs. Miller and Tribbey has been required as a condition of the Company's borrowing from Cathay, affiliated with Mr. Wei Ming Lu, who beneficially owns approximately 65% of the Common Stock of the Company.

The Board of Directors of the Company, after consideration of the terms and relative difficulty in obtaining alternate financing determined that such borrowing by the company was on terms no less advantageous to the Company than could have been obtained from unrelated third parties. Nevertheless, it is possible that the Company could have been obtained more favorable terms from unrelated parties, dealing at arms' length, had such credit been then available to it.

Note 10: Earnings Per Share
Net loss  per common share is computed  using the weighted average number of
common shares  outstanding.   Outstanding  options are not  included  in the
calculation of net loss per common share since their impact is anti-dilutive.

Note 11: Lease Commitments
The Company leases office space on a month-to-month basis located in Castle Rock, Colorado. Rent expense for the three months ended March 31, 1997 was $7,179.




Note 12: Commitments and Contingencies
The Company's operations are subject to various federal, state and local laws governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The Company believes that it is in compliance with all applicable laws and regulations.

On September 21, 1995, the Company's Board of Directors approved a two-year employment contract with two officers. The duties, compensation, bonus calculations and benefits are materially the same except for the two-year time commitment by all parties as the employment agreement they have been operating under since March 1993. Under the agreement, if terminated, the two officers would receive approximately $120,000.

The Company is periodically a defendant in legal proceedings arising in connection with its business. In management's opinion, neither the financial position nor the results of operations of the Company will be materially affected by the final outcome of these legal proceedings.

Note 13: Subsequent Event
On April 18, 1997 the Company completed debt refinancing with a southwest Georgia bank. The term loan is for 15 years for $5,000,000 with monthly amortization of $54,713 principal and interest with the interest rate adjusted quarterly based on average Bond Equivalent Rate during the prior quarter. The effective interest rate on April 18, 1997 was 10.32%. The collateral for the loan is equipment, fixtures, all real property owned by the Company and a $500,000 Certificate of Deposit.

Proceeds from the above loan was used to retire the term loan with Congress Financial Corporation and reduce the revolver to $1,100,000 which will continue to be secured by all other assets including accounts receivable, inventory, and $1,250,000 Letter of Credit. Upon the payment to Congress Financial Corporation the $1 million collateral C.D.'s pledged by the affiliate were released back to VM Mortgage Lending.

On April 18, 1997 Cathay Global Investments, Inc. ("Cathay") an affiliate of the Company, agreed to renew and extend the currently outstanding unsecured notes with accrued interest through that date. In addition they agreed to pay the currently outstanding unsecured note of $98,000 principal plus accrued interest to V.M. Mortgage Corporation, also an affiliate of the Company. The Company is required to make quarterly payments based on a formula of profitability through March 31, 1998.

As arrangement fees in connection with such renewal from such related party, the Company is obligated to pay 307,998 shares to Cathay and grant an option to purchase 923,994 shares of the Company's common stock at $2 per share through April 18, 2002. The shares issued and options granted pursuant to the arrangement fee in respect of this borrowing are subject to one time demand and multiple concurrent registration rights through April 18, 2002, pursuant to a Registration Rights Agreement between Cathay and the Company. Further, the loans to the Company by Cathay were secured by the pledge of the Company's shares in its Omnivest Resources, Inc. ("ORI") subsidiary. The Company, under such agreement, is required to pay the costs of registration, but not selling costs.


ITEM 2.  Management's Discussion and Analysis or Plan of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operation during the periods included in the accompanying financial statements.

Results of Operations

AMERECO, Inc. (the "Company") was originally incorporated as Norcal Chemical Corporation on October 16, 1974. The business of the Company has been to manage the Subsidiary's refurbishment and start-up of the lightweight aggregate facility operation including manufacturing and marketing of ightweight aggregate used in concrete block, pre-stressed and pre-cast concrete, structural concrete, bridge floors, highway surfaces and other uses.


Three Months Ended March 31, 1997 as Compared to the Three Months Ended March 31, 1996

AMERECO consolidated with its ORI subsidiary, recognized losses of $450,484 for the quarter ended March 31, 1997 compared to $459,741 for the quarter ended March 31, 1996. The Company's sales increased approximately $105,000 during the first quarter of 1997 from the prior year, or a 14% increase. The Company anticipates the loss from operations to decline substantially both from continued increase in sales volume and from reduction of produc-tion costs on a per unit basis due from better efficiency and longer run times of production.

General and administrative costs increased 47% from $12,024 in 1996 to $17,710 in 1997. The increase was due to additional financing charges from our primary lender.

Prior to the conversion, Georgia Resources, Inc., an affiliate owned by Mr. Wei Ming Lu, did not exercise their right for payment of interest for the continued benefit of the Partnership. The accrued interest of $91,253 through the date of conversion was forgiven.

During the prior year's first quarter, amortization of organization and loan costs was $51,349 compared to $0 for the quarter ended March 31, 1997.

Seasonal Effect on Operations

Due to the Company's relatively brief operating history, the Company has minimal historical data to calculate the seasonal effect on sales and production. With regard to the ORI operation, it can be expected that sales will experience some decline in growth of aggregate demand due to weather conditions and holiday periods. The primary months which are expected to be affected by possible seasonality in the Company's business are November through February, traditionally slow months for the construction materials industry in general.

Liquidity and Capital Resources

The Company had total assets of $17,632,172 at March 31,1997 and $17,139,244 at December 31, 1996. The Company's cash balance at March 31, 1997 was $5,573. With no material change in cash between years, the decrease in working capital was primarily a result of current loans increasing approxi-mately $600,000.

The Company had only long-term debt obligations of $100,342 at March 31, 1997. The long-term debt obligation at December 31, 1996, for ORI was $116,559. The decrease in long-term debt was due to a loan being amortized with monthly principal and interest payments. On April 18, 1997 the Company completed debt refinancing with First Federal Savings Bank of Southwest Georgia. The term loan is for 15 years for $5,000,000 with monthly amorti-zation of $54,713 principal and interest with the interest rate adjusted quarterly based on a weighted average Bond Equivalent Rate during the prior quarter.

The Company has a loss carry-forward of $9,177,269, which may be used to offset future taxable income until 2011. The deferred tax asset is not reflected in the Company's financial statements, since realization of any benefit is not assured in view of the Company's operating history.








                               AMERECO, INC.



                       PART II - OTHER INFORMATION


Item 1     Legal Proceedings

           None

Item 2     Changes in Securities

           None

Item 3     Defaults Upon Senior Securities

           None

Item 4     Submission of Matters to a Vote of Security Holders

           None

Item 5     Other Information

           None

Item 6     Exhibits and Reports on Form 8-K
             Report dated February 26, 1997




                       Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERECO, Inc.



Date: August 4, 1997   By:________________________________________
                          Kenneth W. Tribbey
                          Executive Vice President and
                          Chief Financial Officer