Form 10QSB/A
period 1997-06-30
AMERECO INC
filed 1998-01-15
CIK 793376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

 Yes  X     No

 As of June 30, 1997, Issuer had 5,332,314 shares of common stock outstanding.




                              AMERECO, INC.
                              June 30, 1997






                                                             Page No.

PART I Financial Information:

Item 1.Financial Statements:
       Consolidated Balance Sheets as of June 30, 1997
       and December 31, 1996                                    3

       Statements of Operations for the Three Months and
       Six Months Ended June 30, 1997 and 1996                  4

       Consolidated Statements of Stockholders' Equity
       for the Six Months Ended June 30, 1997                   5

       Statements of Cash Flows for the Three Months and
       Six Months Ended June 30, 1997 and 1996                  6

       Notes to Financial Statements                            7-15

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations           16-17


PART II

       Items 1-6 Other Information                              18

Signatures                                                      19























                              AMERECO, INC.
                      Consolidated Balance Sheets


                                                  (Unaudited)
Assets:                                            June 30,    December 31,
                                                     1997           1996
Current assets:
 Cash                                             $   10,726     $    39,040
 Cash in escrow                                      573,932               0
 Accounts receivable - trade, net                    695,862         301,038
 Accounts receivable - other                          12,311           7,220
 Inventories                                       1,537,899       1,648,387
 Prepaid expenses                                     81,682          47,049
 Collateral deposit                                  500,000       1,000,000

  Total Current Assets                             3,412,412       3,042,734

Property, Plant, and Equipment:
 Machinery and equipment                          15,092,632      14,330,946
 Office equipment                                    107,418         102,396
 Less accumulated depreciation                      (942,980)       (849,546)
 Land and improvements                               510,322         472,757

  Net Property, Plant, and Equipment              14,767,392      14,056,553

Other assets:
 Loan costs                                          520,715          39,957

  Total Assets                                   $18,700,519     $17,139,244
























See accompanying notes to financial statements


                                    Page 3



                                    AMERECO, INC.
                            Consolidated Balance Sheets


                                                 (Unaudited)
                                                    June 30,    December 31,
                                                      1997          1996
Liabilities and Stockholders' Equity:

Current Liabilities:
 Notes payable                                  $   247,858      $ 3,874,656
 Notes payable - affiliate                        2,305,182        1,197,000
 Accounts payable - trade                           513,159          832,960
 Accounts payable - other                            29,946           29,168
 Accrued expenses                                   228,314          215,657
 Amounts due to related entities                    635,644          687,525
 Current portion of long-term debt                  212,134           60,791

  Total Current Liabilities                       4,172,237        6,897,757

Long-term debt                                    4,923,312          116,559

  Total Liabilities                               9,095,549        7,014,316

Commitments and Contingencies                            --               --

Stockholders' Equity:
 Common stock                                         5,333            5,008
 Additional paid-in capital                      14,795,404       14,471,031
 Accumulated deficit                             (5,195,767)      (4,351,111)

  Total Stockholders' Equity                      9,604,970       10,124,928

  Total Liabilities and Stockholders' Equity    $18,700,519      $17,139,244




















See accompanying notes to financial statements.

                                  AMERECO, INC.
                           Statements of Operations
                                   (Unaudited)

                           Three Months  Six Months  Three Months  Six Months
                            Ended June   Ended June   Ended June   Ended June
                               1997         1997         1996         1996

Net Sales                   $626,774    $1,473,353    $800,185     $1,541,603
Cost of Sales                687,264     1,648,137     453,020      1,274,424

 Gross Profit (Loss)         (60,490)     (174,784)    347,165        267,179

Operating Expenses:
 Selling expenses            114,880       233,038     139,316        260,167
 Management expenses          60,000       120,000      60,000        120,000
 General and administrative    6,256        23,966      13,188         25,212

  Total Operating Expenses   181,136       377,004     212,504        405,379

  Loss from Operations      (241,626)     (551,788)    134,661       (138,200)

Other Income (Expenses):
 Interest expense           (169,267)     (322,307)    (47,300)      (197,332)
 Interest income               9,318        22,036      12,242         24,994
 Miscellaneous income          7,403         7,403           0          1,749
 Amortization                      0             0    (330,688)      (382,037)

  Total Other Inc.(Exps.)   (152,546)     (292,868)   (365,746)      (552,626)

  Loss before Extraordinary item
   and Cumulative Effect of
   Accounting Change        (394,172)     (844,656)   (231,085)      (690,826)

Extraordinary item                 0             0      91,253         91,253
Cumulative effect of
 accounting change                 0             0     164,690        164,690

  Net Loss                 ($394,172)    ($844,656)    $24,858      ($434,883)


Net Loss Per Share
  Before extraordinary item and
  cumulative effect of accounting
  change                      ($0.07)       ($0.16)     ($0.21)        ($0.40)

  Extraordinary item               0             0         .08            .05
  Cumulative effect of
   accounting change               0             0         .15            .10

Net Loss Per Share            ($0.07)       ($0.16)      $0.02         ($0.25)


Weighted average common shares for
 computing per share data  5,301,062     5,168,043   1,087,806      1,737,498





See accompanying notes to financial statements

                                 AMERECO, INC.
                Consolidated Statement of Stockholders' Equity
                    For the Six Months Ended June 30, 1997
                                  (Unaudited)




                                        Additional                    Total
                       Common Stock       Paid-In   Accumulated   Shareholders'
                    Shares     Amount     Capital      Deficit       Equity

Balance at
December 31,1996  5,007,616    $5,008  $14,471,031  ($4,351,111)   $10,124,928

Common stock issued -
 March 1997         166,700      $167      166,533            0        166,700

Common stock issued 157,998      $158      157,840            0        157,998

Net Loss for the
six months ended
June 30, 1997   ___________  ________   __________     (844,656)      (844,656)

Balance at June
30, 1997          5,332,314    $5,333  $14,795,404  ($5,195,767)    $9,604,970





























See accompanying notes to financial statements

                               AMERECO, INC.
                        Statements of Cash Flows
             For The Six Months Ended June 30, 1997 and 1996
                                (Unaudited)



                                                      June 30,      June 30,
                                                        1997          1996

Cash Flow from Operating Activities:
 Net Loss                                            ($844,656)    ($434,883)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                        96,195       516,903
 Changes in operating assets and liabilities:
  (Increase)decrease in cash in escrow                (573,932)            0
  (Increase)decrease in accounts receivable-trade     (394,824)      (49,675)
  (Increase)decrease in accounts receivable-other       (5,091)      (29,544)
  (Increase)decrease in inventories                    110,488      (773,118)
  (Increase)decrease in prepaid expenses               (34,633)      (58,801)
  (Increase)decrease in collateral deposits            500,000             0
  Increase(decrease) in notes payable               (2,484,479)      165,589
  Increase(decrease) in notes payable-affiliate        (79,756)            0
  Increase(decrease) in accounts payable-trade        (319,801)      (46,925)
  Increase(decrease) in accounts payable-other             778        94,540
  Increase(decrease) in accrued expenses                58,276       131,568
  Increase(decrease) in amounts due related entities   (51,881)      (46,323)
  Increase(decrease) in cur. port. of long-term debt   151,343         7,411

Net cash provided (used) by operating activities    (3,871,973)     (523,258)

Cash Flows from Investing Activities:
 Increase in property and equipment                   (804,273)     (572,334)

Cash Flows from Financing Activities:
 Increase in loan costs                               (483,519)            0
 Payment of long-term debt                            (193,247)     (303,491)
 Proceeds from issurance of long-term debt           5,000,000     2,585,176
 Issuance of common stock                              324,698             0
 Conversion of debt to equity                                0    (1,216,708)

Net cash provided (used) by financing activities     4,647,932     1,064,977

Net increase (decrease) in cash                        (28,314)      (30,615)
 Cash, beginning of period                              39,040        43,130

Cash, ending of period                                 $10,726       $12,515



Supplemental disclosure of non-cash change in
 operating activities:
  Common stock issued for debt and services            324,698             0






See accompanying notes to financial statements.

                                AMERECO, Inc.
                       Notes to Financial Statements
                                June 30, 1997


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

Note 2: Business Combination
Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,677,071 shares of its common stock valued at $8,768,613 and received 100% of the common stock of Omnivest Resources, Inc. (formerly Omnivest Resources, L.P.). The business combination was accounted for as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. are reported for all periods presented. Operations for AMERECO, Inc. are reported for the six months ended June 30, 1997. The purchase price approximated the fair value of the net assets acquired resulting in no goodwill.

Prior to June 1, 1996, AMERECO, Inc. reported its general partner interest in Omnivest Resources, L.P. as an equity method investment. At May 31, 1996, AMERECO, Inc.'s general partner investment in Omnivest Resources, L.P. was 20.02% and was carried at $3,793,335. From January 1, 1996 to May 31, 1996 the AMERECO, Inc. equity method loss was $133,340.













Note 3: Inventories and Accounting Change
During 1996, the Company changed its method of determining the cost of inventory from first-in, first-out (FIFO) to the last-in, first-out (LIFO) method. The Company believes the LIFO method more closely relates current costs with current revenue. Inventories consisted of the following:

                                         June 30,       December 31,
                                           1997             1996

          Raw Materials                  $ 116,900       $   47,336
          Aggregate                        909,532        1,200,233
          Processed Clay                   403,183          297,380
          Spare parts & supplies           108,284          103,435
                                        $1,537,899       $1,648,387

Note 4: Property and Equipment
Depreciation expense for the periods ended June 30, 1997 and 1996 were $93,434 and $134,866, respectively.

Note 5: Notes Payable
Unaffiliated Notes Payable
Note payable - unsecured bearing interest rate
of 12% per annum, due August 30, 1996                         100,000

Note payable - unsecured bearing interest rate
of 13%, due March 31, 1997                                     75,000

Note payable, unsecured bearing interest at 11%,
interest paid semiannually, due April 15, 1997                 40,000

Note payable, unsecured bearing interest
at 8%, due December 31, 1996                                   28,962

Unsecured note due September 8, 1987 interest
rate of 8% per annum                                            3,896

Total Unaffiliated Notes Payable                              247,858

Notes Payable to Affiliates
Note payable - Congress Financial Corporation
purchased by an affiliate.  The Company has a
loan dated June 15, 1995 due June 15, 1998. The
interest rate is prime plus 2.25% which was 10.75%
at June 30, 1997.  The loan is quaranteed by
AMERECO, Inc. and secured by inventory and accounts
receivable.                                                 1,357,563

Unsecured note with affiliate, interest rate
of 10.25% per annum with $200,000 due February
28, 1997 and the balance due March 13, 1997                   849,619

Unsecured note with affiliate Corporation,
interest rate of 10%, due January 10, 1997                     98,000

Total Notes Payable to Affiliates                           2,305,182

Total Current Notes Payable                                $2,553,040

Long Term Debt
Note payable - financial institution. Loan
secured by equipment, fixtures, all real
property and minerals owned by the Company and a
$500,000 Certificate of Deposit.  Term is 15 years
with monthly amortization of $54,713 principal
and interest with the interest rate adjusted
quarterly based on average Bond Equivalent Rate
during the prior quarter.                                  $4,987,698

Note payable - financial institution. Loan
secured by specific equipment, interest rate
of 10.5% per annum, monthly principal and
interest payments of $6,378.50, due August 1,
1999                                                          147,748
  Less Current Portion                                       (212,134)
  Long Term Debt                                           $4,923,312

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

Note 7: Stock Options Stockholders Equity
In June 1995 the stockholders of the Company approved a stock option plan. Under the plan, the Board of Directors may grant options for the purchase of up to 100,000 common shares. The options may be exercisable for not more than ten years and the option price must be not less than market value.
Non-qualified (non-employees) may be granted options at an option price determined by a committee. During 1995, 22,500 non-qualified options have been granted with an exercise price of $4.00 and an expiration year of 2001. During 1996, no options were granted or exercised and 40,000 options
expired.   At June 30, 1997, no options have been exercised.

Additionally, the Company granted options to officers, directors and others for their past contributions. No options have been exercised or are in-the-money. Since the option exercise prices were higher than fair market value at the date of grant no compensation cost is included in operating income.

The following table represents these options outstanding:

                                        Exercise     Expiration
                            Granted       Price         Date

Officers and directors      400,000       $ 4.25       12/31/99
                            300,000       $ 1.50       12/31/99
                              2,500       $ 4.00       1/1/2001
                              2,500       $ 4.00       7/1/2001

Others                      400,000       $ 4.25       12/31/99
                             20,000       $ 4.75       12/31/99
                             17,500       $ 4.00       7/1/2001
                            500,000       $ 2.00       3/17/2002
                            473,994       $ 2.00       4/18/2002

     Total                2,116,494


Note 8: Extraordinary Items and Infrequent or Unusual Items
Georgia Resources, Inc. did not exercise their right for payment of interest on a loan to ORLP prior to conversion. The principal was converted to common stock and the accrued interest forgiven. The accrued interest through the date of conversion was $91,253.

As a result of the reverse purchase in 1996 and the loan restructure, organization cost related to the partnership and partnership loan fees previously capitalized were written-off to operations.

Note 9: Transactions with Related Parties
The Officers of the Company have accrued salaries and expenses from 1988 through 1996. The accrued salaries and expenses at June 30, 1997 and 1996, were $637,644 and $569,644, respectively.

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

On March 17, 1997 VM Mortgage Lending Corporation, an affiliate of Georgia Resources, Inc. entered into an agreement with its secured lender to pledge additional Certificates of Deposit up to $1 million, which the Company could borrow against. As arrangement fees in connection with such borrowing from such related party, the Company paid an arrangement fee of 166,700 shares to Georgia Resources, Inc. and granted an option to purchase 500,000 shares of the Company's common stock at $2.00 per share through March 17, 2002. The shares issued and options granted pursuant to the arrangement fee in respect of this borrowing are subject to a one time demand and multiple concurrent registration rights through March 17,2002, pursuant to a Registration Rights Agreement between GRI and the Company. Further, the loans to the Company by VM Mortgage Corporation were secured by the pledge of the Company's shares in its ORI subsidiary. The Company, under such agreement, is required to pay the costs of registration, but not selling costs. Both Mr. Miller and Mr. Tribbey pledged their AMERECO, Inc. common stock as additional requirements of the transaction. In addition, such officers were required to subordinate and defer payment of unpaid salaries with respect to periods prior to December 31, 1994 of approximately $425,000. In addition, Messrs. Miller and Tribbey agreed to defer one-third of their monthly salary until ORI produces profits under a specified formula and subsequent to 1995, 1996 and through the current date salaries have been paid. The additional certificates of deposit were released from the FmHA/Rural Development Guaranteed Loan in April 1997.

Effective April 18, 1997 Cathay Global Investments, Inc. ("Cathay") an affiliate of the Company, agreed to renew and extend the currently outstand-ing unsecured notes with accrued interest through that date. In addition they agreed to pay the currently outstanding unsecured note of $98,000 prin-cipal plus accrued interest to V. M. Mortgage Corporation, also an affiliate of the Company. The new loan has a principal balance of $947,618.81 with an interest rate of 2.5% over the prime lending rate. The Company is required to make quarterly payments based on a formula of profitability through March 31, 1998.

On May 1, 1995, the Company is required to commence monthly payments based on the then outstanding principal balance amortized over 36 months. On April 17, 1999 the entire remaining principal balance and any accrued interest is due.

In addition Cathay agreed to arrange for a letter of credit in an amount not to exceed $900,000. Such use of proceeds will provide for payments of the Congress indebtedness purchased by Cathay.

As arrangement fees in connection with such renewal from such related party, the Company is obligated to pay 307,998 shares to Cathay and grant an option to purchase 923,994 shares of the Company's common stock at $2 per share through April 18, 2002. The shares issued and options granted pursuant to the arrangement fee in respect of this borrowing are subject to one time demand and multiple concurrent registration rights through April 18, 2002, pursuant to a Registration Rights Agreement between Cathay Global Invest-ments, Inc. and the Company. As of June 30, 1997 the $900,000 letter of credit has not been utilized thus the related shares and options have not been issued (150,000 shares, 450,000 respectively). Further, the loans to the Company by Cathay were secured by the pledge of the Company's shares in its Omnivest Resources, Inc. ("ORI") subsidiary. The Company, under such agreement, is required to pay the costs of registration, but not selling costs.

Both Mr. Miller and Mr. Tribbey were required to pledge their AMERECO, Inc. common stock as additional requirements of the transaction. In addition, such officers were required to subordinate and defer payment of unpaid salaries with respect to periods prior to December 31, 1994 of approximately $425,000. In addition, Messrs. Miller and Tribbey agreed to defer one-third of their monthly salary until ORI produces profits under a specified formula and such deferral only occurs after salaries have been paid in full for 1995, 1996 and through the current date. Such deferral of payment of earned but unpaid compensation and deferral of current compensation by Messrs. Miller and Tribbey has been required as a condition of the Company's borrowing from Cathay, affiliated with Mr. Wei Ming Lu, who beneficially owns approximately 65% of the Common Stock of the Company. The Board of Directors of the Company, after consideration of the terms and relative difficulty in obtaining alternate financing determined that such borrowing by the company was on terms no less advantageous to the Company than could have been obtained from unrelated third parties. Nevertheless, it is possible that the Company could have been obtained more favorable terms from unrelated third parties, dealing at arms' length, had such credit been then available to it.

Note 10: Earnings Per Share
Net loss  per common share is computed  using the weighted average number of
common shares  outstanding.   Outstanding  options are not  included  in the
calculation of net loss per common share since their impact is anti-dilutive.

Note 11: Lease Commitments
The Company leases office space  on a month-to-month basis located in Castle
Rock, Colorado.   Rent expense  for the  six months  ended June 30, 1997 was
$15,643.

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

Three Months Ended June 30, 1997 as Compared to the Three Months Ended June 30, 1996

AMERECO consolidated with its ORI subsidiary, recognized a loss of $394,172 for the quarter ended June 30, 1997 compared to a profit of $24,858 for the quarter ended June 30, 1996. This difference was due to an extraordinary gain of $91,253 and a gain of $164,690 due to the cumulative effect of changing inventory methods (FIFO to LIFO) recognized in the second quarter of 1996. The Company's sales decreased approximately $175,000 the second quarter of 1997 from the prior year, or a 22% decrease. The Company antici-pates the loss from operations to decline substantially both from increases in sales volume and from reduction of production costs on a per unit basis due from better efficiency and longer run times of production.

General and administrative costs decreased 53% from $13,188 in 1996 to $6,256 in 1997. The decrease was due to the reduction of professional fees from the prior year.

Prior to the conversion, Georgia Resources, Inc. an affiliate owned by Mr. Wei Ming Lu, did not exercise their right for payment of interest for the continued benefit of the Partnership. The accrued interest of $91,253 through the date of conversion was forgiven.

During the prior year's first quarter, amortization of organization and loan costs was $330,688 compared to $0 for the quarter ended June 30, 1997.

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

Liquidity and Capital Resources

The Company had total assets of $18,700,519 at June 30, 1997 and $17,139,244 at December 31, 1996. The Company's cash balance at June 30, 1997 was $10,726. With no material change in cash between years, the increase in working capital was primarily a result of obtaining long term debt and reducing current liabilities.

The Company had only long-term debt obligations of $4,923,312 at June 30, 1997. The long-term debt obligation at December 31, 1996, for ORI was $116,559. The increase in long-term debt was due to the Company completing debt refinancing with First Federal Savings Bank of Southwest Georgia. The term loan is for 15 years for $5,000,000 with monthly amortization of $54,713 principal and interest with the interest rate adjusted quarterly based on a weighted average Bond Equivalent Rate during the prior quarter.

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

           None

Item 3     Defaults Upon Senior Securities

           None

Item 4     Submission of Matters to a Vote of Security Holders

           None

Item 5     Other Information

           None

Item 6     Exhibits and Reports on Form 8-K
             Report dated April 18, 1997



                       Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERECO, Inc.



Date: August 19, 1997  By:________________________________________
                          Kenneth W. Tribbey
                          Executive Vice President and
                          Chief Financial Officer