Form 10QSB/A
period 1997-09-30
AMERECO INC
filed 1998-01-15
CIK 793376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

 Yes  X     No

 As of September 30, 1997, Issuer had 5,482,314 shares of common stock outstanding.




                              AMERECO, INC.
                           September 30, 1997






                                                             Page No.

PART I Financial Information:

Item 1.Financial Statements:
       Consolidated Balance Sheets as of September 30, 1997
       and December 31, 1996                                    3

       Statements of Operations for the Three Months and
       Nine Months Ended September 30, 1997 and 1996            4

       Consolidated Statement of Stockholders' Equity
       for the Nine Months Ended September 30, 1997             5

       Statements of Cash Flows for the Nine Months
       Ended September 30, 1997 and 1996                        6

       Notes to Financial Statements                            7-16

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations           17-18


PART II

       Items 1-6 Other Information                              19

Signatures                                                      20























                              AMERECO, INC.
                      Consolidated Balance Sheets


                                                  (Unaudited)
Assets:                                         September 30,    December 31,
                                                     1997           1996
Current assets:
 Cash                                             $    6,880     $    39,040
 Cash in escrow                                      266,141               0
 Accounts receivable - trade, net                    655,145         301,038
 Accounts receivable - other                          14,074           7,220
 Inventories                                       1,496,062       1,648,387
 Prepaid expenses                                     73,830          47,049
 Collateral deposit                                  507,830       1,000,000

  Total Current Assets                             3,019,962       3,042,734

Property, Plant, and Equipment:
 Machinery and equipment                          15,488,918      14,330,946
 Office equipment                                    107,850         102,396
 Building improvements                                16,943               0
 Less accumulated depreciation                      (992,268)       (849,546)
 Land and improvements                               511,319         472,757

  Net Property, Plant, and Equipment              15,132,762      14,056,553

Other assets:
 Loan costs, net                                     675,556          39,957

  Total Assets                                   $18,828,280     $17,139,244
























See accompanying notes to financial statements


                                    Page 3



                                    AMERECO, INC.
                            Consolidated Balance Sheets


                                                 (Unaudited)
                                                September 30,    December 31,
                                                      1997          1996
Liabilities and Stockholders' Equity:

Current Liabilities:
 Notes payable                                  $   348,483      $ 3,874,656
 Notes payable - affiliate                        2,483,681        1,197,000
 Accounts payable - trade                           796,402          832,960
 Accounts payable - other                            29,585           29,168
 Accrued expenses                                   210,108          215,657
 Amounts due to related entities                    640,143          687,525
 Current portion of long-term debt                  218,288           60,791

  Total Current Liabilities                       4,726,690        6,897,757

Long-term debt                                    4,868,555          116,559

  Total Liabilities                               9,595,245        7,014,316

Commitments and Contingencies                            --               --

Stockholders' Equity:
 Common stock                                         5,483            5,008
 Additional paid-in capital                      14,945,254       14,471,031
 Accumulated deficit                             (5,717,702)      (4,351,111)

  Total Stockholders' Equity                      9,233,035       10,124,928

  Total Liabilities and Stockholders' Equity    $18,828,280      $17,139,244



















See accompanying notes to financial statements.

                                  AMERECO, INC.
                           Statements of Operations
                                   (Unaudited)

                           Three Months Nine Months  Three Months Nine Months
                            Ended Sept.  Ended Sept.  Ended June  Ended Sept.
                              1997         1997         1996         1996

Net Sales                   $635,550    $2,108,903    $821,269     $2,362,872
Cost of Sales                787,596     2,435,733     600,800      1,875,224

 Gross Profit (Loss)        (152,046)     (326,830)    220,469        487,648

Operating Expenses:
 Selling expenses            115,161       348,199     129,387        389,554
 Management expenses          60,000       180,000      60,000        180,000
 General and administrative   16,572        40,538      21,771         46,983

  Total Operating Expenses   191,733       568,737     211,158        616,537

  Income (Loss) from Opers. (343,779)     (895,567)      9,311       (128,889)

Other Income (Expenses):
 Interest expense           (186,436)     (508,743)   (110,958)      (308,290)
 Interest income               7,875        29,911      12,516         37,510
 Miscellaneous income            405         7,808           0          1,749
 Amortization                      0             0           0       (382,037)

  Total Other Inc.(Exps.)   (178,156)     (471,024)    (98,442)      (651,068)

  Loss before Extraordinary item
   and Cumulative Effect of
   Accounting Change        (521,935)   (1,366,591)    (89,131)      (779,957)

Extraordinary item                 0             0           0         91,253
Cumulative effect of
 accounting change                 0             0           0        164,690

  Net Loss                 ($521,935)  ($1,366,591)   ($89,131)     ($524,014)


Net Loss Per Share
  Before extraordinary item and
  cumulative effect of accounting
  change                      ($0.10)       ($0.25)     ($0.08)        ($0.45)

  Extraordinary item               0             0         .00            .05
  Cumulative effect of
   accounting change               0             0         .00            .10

Net Loss Per Share            ($0.10)       ($0.25)     ($0.08)        ($0.30)


Weighted average common shares for
 computing per share data  5,482,314     5,382,863   1,087,806      1,737,498



See accompanying notes to financial statements

                                 AMERECO, INC.
                Consolidated Statement of Stockholders' Equity
                 For the Nine Months Ended September 30, 1997
                                  (Unaudited)




                                        Additional                    Total
                       Common Stock       Paid-In   Accumulated   Shareholders'
                    Shares     Amount     Capital      Deficit       Equity

Balance at
December 31,1996  5,007,616    $5,008  $14,471,031  ($4,351,111)   $10,124,928

Common stock issued 166,700      $167      166,533            0        166,700

Common stock issued 307,998      $308      307,690            0        307,998

Net Loss for the
nine months ended
September 30, 1997                                   (1,366,591)    (1,366,591)

Balance at September
30, 1997          5,482,314    $5,483  $14,945,254  ($5,717,702)    $9,233,035





























See accompanying notes to financial statements

                               AMERECO, INC.
                         Statements of Cash Flows
          For The Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)



                                                   September 30, September 30,
                                                        1997          1996

Cash Flow from Operating Activities:
 Net Loss                                          ($1,366,591)    ($524,014)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                       148,796       581,789
 Changes in operating assets and liabilities:
  (Increase)decrease in cash in escrow                (266,141)            0
  (Increase)decrease in accounts receivable-trade     (354,107)      (97,053)
  (Increase)decrease in accounts receivable-other       (6,854)      (25,724)
  (Increase)decrease in inventories                    152,325      (830,609)
  (Increase)decrease in prepaid expenses               (26,781)     (183,602)
  (Increase)decrease in collateral deposit             492,170             0
  Increase(decrease) in notes payable               (3,526,173)            0
  Increase(decrease) in notes payable-affiliate      1,286,681             0
  Increase(decrease) in accounts payable-trade         (36,558)     (114,627)
  Increase(decrease) in accounts payable-other             417       (56,997)
  Increase(decrease) in accrued expenses                (5,549)      840,838
  Increase(decrease) in amounts due related entities   (47,382)     (232,352)
  Increase(decrease) in cur. port. of long-term debt   157,497       396,646

Net cash provided (used) by operating activities    (3,398,250)     (245,705)

Cash Flows from Investing Activities:
 Increase in property and equipment                 (1,218,931)     (958,336)

Cash Flows from Financing Activities:
 Increase in loan costs                               (641,673)            0
 Payment of long-term debt                            (248,004)     (398,464)
 Proceeds from issuance of long-term debt            5,000,000       224,622
 Issuance of common stock                              474,698     2,727,012
 Conversion of debt to equity                                0    (1,216,708)

Net cash provided (used) by financing activities     4,585,021     1,336,462

Net increase (decrease) in cash                        (32,160)      132,421
 Cash, beginning of period                              39,040        43,130

Cash, end of period                                     $6,880      $175,551



Supplemental disclosure of non-cash change in
 operating activities:
  Common stock issued for debt and services            474,698             0



See accompanying notes to financial statements.

                                AMERECO, Inc.
                       Notes to Financial Statements
                             September 30, 1997


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

Note 2: Business Combination
Effective June 1, 1996, AMERECO, Inc. completed a step transaction in which it issued 3,677,071 shares of its common stock valued at $8,768,613 and received 100% of the common stock of Omnivest Resources, Inc. (formerly Omnivest Resources, L.P.). The business combination was accounted for as a reverse purchase of AMERECO, Inc. by Omnivest Resources, Inc. Operations of Omnivest Resources, Inc. are reported for all periods presented. Operations for AMERECO, Inc. are reported for the nine months ended September 30, 1997. The purchase price approximated the fair value of the net assets acquired resulting in no goodwill.

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


Note 3: Inventories and Accounting Change
During 1996, the Company changed its method of determining the cost of inventory from first-in, first-out (FIFO) to the last-in, first-out (LIFO) method. The Company believes the LIFO method more closely relates current costs with current revenue. Inventories consisted of the following:

                                      September 30,     December 31,
                                           1997             1996

          Raw Materials                  $  54,645       $   47,336
          Aggregate                        857,838        1,200,233
          Processed Clay                   467,404          297,380
          Spare parts & supplies           116,175          103,438
                                        $1,496,062       $1,648,387

Note 4: Property and Equipment
Depreciation expense for the periods ended September 30, 1997 and 1996 were $142,722 and $199,752, respectively.

Note 5: Notes Payable
Unaffiliated Notes Payable
Note payable - unsecured bearing interest rate
of 12% per annum, due August 30, 1996                         100,000

Note payable - unsecured bearing interest rate
of 13%, due March 31, 1997                                     75,000

Note payable, unsecured bearing interest at 11%,
interest paid semiannually, due April 15, 1997                 40,000

Note payable, unsecured bearing interest
at 8%, due December 31, 1996                                   29,587

Unsecured note due September 8, 1987 interest
rate of 8% per annum                                            3,896

Note payable - financial institution. Line of credit
secured by accounts receivable.  Interest rate is
prime plus ____%.                                             100,000

Total Unaffiliated Notes Payable                              348,483

Notes Payable to Affiliates
Note payable - Cathay Global Investments, Inc. dated
April 18, 1997.  The interest rate is prime plus 2.5%.
The note shall be amortized over 36 months commencing
May 1, 1998 with principal and interest payments.
All remaining principal and interest balances will be
due April 17, 1999.                                           995,026

Note payable - Cathay Global Investments, Inc. dated
June 15, 1997 due June 15, 1998.  The interest rate
is prime plus 2.25% which was 10.75% at September 30,
1997                                                        1,488,655

Total Affiliated Notes Payable                              2,483,681

Total Current Notes Payable                                $2,832,164

Long Term Debt
Note payable - financial institution. Loan
secured by equipment, fixtures, all real
property and minerals owned by the Company and a
$500,000 Certificate of Deposit.  Term is 15 years
with monthly amortization of $54,713 principal
and interest with the interest rate adjusted
quarterly based on average Bond Equivalent Rate
during the prior quarter.                                  $4,954,486

Note payable - financial institution. Loan
secured by specific equipment, interest rate
of 10.5% per annum, monthly principal and
interest payments of $6,378.50, due August 1,
1999                                                          132,357
  Less Current Portion                                       (218,288)
  Long Term Debt                                           $4,868,555

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

Note 7: Stock Options Stockholders Equity
In June 1995 the stockholders of the Company approved a stock option plan. Under the plan, the Board of Directors may grant options for the purchase of up to 100,000 common shares. The options may be exercisable for not more than ten years and the option price must be not less than market value.
Non-qualified (non-employees) may be granted options at an option price determined by a committee. During 1995, 22,500 non-qualified options have been granted with an exercise price of $4.00 and an expiration year of 2001. During 1996, no options were granted or exercised and 40,000 options
expired.   At September 30, 1997, no options have been exercised.

Additionally, the Company granted options to officers, directors and others for their past contributions. No options have been exercised or are in-the-money. Since the option exercise prices were higher than fair market value at the date of grant no compensation cost is included in operating income.

The following table represents these options outstanding:

                                        Exercise     Expiration
                            Granted       Price         Date

Officers and directors      400,000       $ 4.25       12/31/99
                            300,000       $ 1.50       12/31/99
                              2,500       $ 4.00       1/1/2001
                              2,500       $ 4.00       7/1/2001

Others                      400,000       $ 4.25       12/31/99
                             20,000       $ 4.75       12/31/99
                             17,500       $ 4.00       7/1/2001
                            500,000       $ 2.00       3/17/2002
                            923,994       $ 2.00       4/18/2002

     Total                2,566,494


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

Note 9: Transactions with Related Parties
The Officers of the Company have accrued salaries and expenses from 1988 through 1996. The accrued salaries and expenses at September 30, 1997 and 1996, were $587,644 and $569,644, respectively.

On September 21, 1997, the Company's Board of Directors approved the one year extension of the existing employment contract with two officers. The duties, compensation, bonus calculations and benefits are the same, except for the two year commitment in the original employment agreement.

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

Effective April 18, 1997 Cathay Global Investments, Inc. ("Cathay") an affiliate of the Company, agreed to renew and extend the currently outstand-
ing unsecured notes  with accrued interest  through that date.   In addition
they agreed to pay the currently outstanding unsecured note of $98,000 prin-cipal plus accrued interest to V. M. Mortgage Corporation, also an affiliate of the Company. The new loan has a principal balance of $947,619 plus accrued interest of $47,407 with an interest rate of 2.5% over the prime lending rate. The Company is required to make quarterly payments based on a formula
of profitability  through  March 31, 1998.   On May 1, 1998, the  Company is
required  to  commence  monthly  payments  based  on  the  then  outstanding
principal  balance  amortized over 36 months.   On April 17, 1999 the entire
remaining principal balance and any accrued interest is due.

In addition Cathay purchased the Congress indebtedness with an outstanding principal balance of $1,488,655 and accrued interest of $46,913 through September 30, 1997.

As arrangement fees in connection with such renewal from such related party, the Company paid 307,998 shares to Cathay and granted an option to purchase 923,994 shares of the Company's common stock at $2 per share through April 18, 2002. The shares issued and options granted pursuant to the arrangement fee in respect of this borrowing are subject to one time demand and multiple concurrent registration rights through April 18, 2002, pursuant to a Regis-tration Rights Agreement between Cathay Global Investments, Inc. and the Company. Further, the loans to the Company by Cathay were secured by the pledge of the Company's shares in its Omnivest Resources, Inc. ("ORI") subsidiary. The Company, under such agreement, is required to pay the costs of registration, but not selling costs.

Both Mr. Miller and Mr. Tribbey were required to pledge their AMERECO, Inc. common stock as additional requirements of the transaction. In addition, such officers were required to subordinate and defer payment of unpaid salaries with respect to periods prior to December 31, 1994 of approximately $425,000. In addition, Messrs. Miller and Tribbey agreed to defer one-third of their monthly salary until ORI produces profits under a specified formula and such deferral only occurs after salaries have been paid in full for 1995, 1996 and through the current date. Such deferral of payment of earned but unpaid compensation and deferral of current compensation by Messrs. Miller and Tribbey has been required as a condition of the Company's borrowing from Cathay, affiliated with Mr. Wei Ming Lu, who beneficially owns approximately 69% of the Common Stock of the Company. The Board of Directors of the Company, after consideration of the terms and relative difficulty in obtaining alternate financing determined that such borrowing by the company was on terms no less advantageous to the Company than could have been obtained from unrelated third parties. Nevertheless, it is possible that the Company could have obtained more favorable terms from unrelated third parties, dealing at arms' length, had such credit been then available to it.

Note 10: Earnings Per Share
Net loss  per common share is computed  using the weighted average number of
common shares  outstanding.   Outstanding  options are not  included  in the
calculation of net loss per common share since their impact is anti-dilutive.

Note 11: Lease Commitments
The Company leases office space  on a month-to-month basis located in Castle
Rock, Colorado.   Rent expense  for the nine months ended September 30, 1997 was $22,477.

Note 12: Commitments and Contingencies
The Company's operations are subject to various federal, state and local laws governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The Company believes that it is in compliance with all applicable laws and regulations.


On September 21,1997, the Company's Board of Directors approved the one year employment contract with two officers. The duties, compensation, bonus calculations and benefits are materially the same except for the one year time commitment by all parties as the original employment agreement. Under the agreement, if terminated, the two officers would receive approximately $120,000.

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

Three Months Ended September 30, 1997 as Compared to the Three Months Ended September 30, 1996

AMERECO consolidated with its ORI subsidiary, recognized a loss of $521,935 for the quarter ended September 30, 1997 compared to a profit of $89,131 for the quarter ended September 30, 1996. This difference was due to 38% less production during the third quarter of 1997 than in 1996, thus, higher costs of sales plus net sales decreased 23% this quarter from the third quarter of 1996. The Company anticipates the loss from operations to decline substan-tially both from increases in sales volume and from reduction of production costs on a per unit basis due from better efficiency and longer run times of production.

General and administrative costs decreased 24% from $21,771 in 1996 to $16,572 in 1997. The decrease was due to the reduction of professional fees from the prior year.

Interest expense increased $75,478 or 68% during the quarter ended September 1997 from 1996 due to additional proceeds from issuance of debt.

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

Liquidity and Capital Resources

The Company had total assets of $18,828,280 at September 30, 1997 and $17,139,244 at December 31, 1996. The Company's cash balance at September 30, 1997 was $6,880. With no material change in cash between years, the increase in working capital was primarily a result of obtaining long term debt and reducing current liabilities.

The Company had long-term debt obligations of $4,923,312 at June 30, 1997. The long-term debt obligation at December 31, 1996, for ORI was $116,559. The increase in long-term debt was due to the Company completing debt refinancing with First Federal Savings Bank of Southwest Georgia. The term loan is for 15 years for $5,000,000 with monthly amortization of $54,713 principal and interest with the interest rate adjusted quarterly based on a weighted average Bond Equivalent Rate during the prior quarter.

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

           None

Item 5     Other Information

           None

Item 6     Exhibits and Reports on Form 8-K

           None



                            AMERECO, INC.
                             Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERECO, Inc.



Date: November 14, 1997 By: /s/Kenneth W. Tribbey
                            Kenneth W. Tribbey
                            Executive Vice President and
                            Chief Financial Officer